Form 10QSB
period 1996-03-31
LAFAYETTE INDUSTRIES INC
filed 1996-05-31
CIK 918377

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         Commission File Number: 0-25384


                           LAFAYETTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    11-3190678
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     140 HINSDALE STREET, BROOKLYN, NY 11207
                    (Address of principal executive offices)

                                 (718) 346-3099
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES ____       NO __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 31, 1996 there were outstanding 2,532,500 shares of the Registrant's Common Stock, $.01 par value.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page(s)

PART I.   Financial Information

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets - March 31, 1996
          (Unaudited) and December 31, 1995                                 3.

          Consolidated Condensed Statements of Operations -
          Three Months Ended March 31, 1996 and 1995 (Unaudited)            4.

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995 (Unaudited)            5.

          Notes to Interim Consolidated Condensed Financial
          Statements (Unaudited)                                            6.


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10.


PART II.  Other Information                                                14.

          Exhibit 11 - Computation of Earnings Per Common Share            15.

          Exhibit 27 - Financial Data Schedule                             16.


SIGNATURES                                                                 17.

PART I.   Financial Information

ITEM 1.   Financial Statements

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     March 31,       December 31,
                                                                                      1996               1995
                                                                                   (Unaudited)
                                   - ASSETS -
CURRENT ASSETS:
  Cash and cash equivalents                                                        $         --      $     42,283
  Accounts receivable - net of allowance for doubtful accounts of
    $100,007 and $99,268, respectively                                                  942,469         2,405,976
  Inventories                                                                           726,395           743,937
  Due from affiliate                                                                     50,337            50,337
  Due from officers                                                                     104,610           104,610
  Prepaid expenses and other current assets                                             117,851           143,895
  Refundable income taxes                                                               349,664           349,664
  Due from supplier                                                                     356,684           330,714
  Net assets of discontinued subsidiaries (Note 3)                                      183,530           130,060
                                                                                   ------------      ------------

TOTAL CURRENT ASSETS                                                                  2,831,540         4,301,476

FIXED ASSETS  (Note 4)                                                                5,316,749         5,315,323

OTHER ASSETS  (Note 5)                                                                  591,869           547,641
                                                                                   ------------      ------------

                                                                                   $  8,740,158      $ 10,164,440
                                                                                   ============      ============

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Note payable (Note 2)                                                            $  2,080,872      $  2,852,989
  Bank overdraft                                                                         35,306                --
  Accounts payable and accrued expenses                                               2,357,396         2,220,523
  Due to related party                                                                  216,631            37,000
  Mortgages payable (Note 2)                                                          2,078,718         1,353,718
  Current portion of long-term debt (Note 2)                                            255,000           255,000
  Capitalized lease obligations - current portion                                       148,959           140,788
                                                                                   ------------      ------------

TOTAL CURRENT LIABILITIES                                                             7,172,882         6,860,018
                                                                                   ------------      ------------

CAPITALIZED LEASE OBLIGATIONS - NET OF CURRENT PORTION                                  333,362           390,414
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 3)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value; 20,000,000 shares authorized, 2,532,500
    shares issued and outstanding, (including 982,500 shares placed in escrow)           25,325            25,325
  Additional paid-in capital                                                          4,249,040         4,249,040
  Retained earnings (deficit)                                                        (3,028,679)       (1,348,585)
  Foreign currency translation                                                          (11,772)          (11,772)
                                                                                   ------------      ------------

                                                                                      1,233,914         2,914,008
                                                                                   ------------      ------------

                                                                                   $  8,740,158      $ 10,164,440
                                                                                   ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                       1996              1995
                                                                    (As restated -
                                                                      see Note 3)
NET SALES                                           $ 1,987,527      $ 3,729,562

COST OF GOODS SOLD                                    1,967,320        2,480,319
                                                    -----------      -----------

GROSS PROFIT                                             20,207        1,249,243
                                                    -----------      -----------

OPERATING EXPENSES:
  Selling expenses                                      293,310          346,919
  General and administrative expenses                   893,381          585,769
                                                    -----------      -----------

TOTAL OPERATING EXPENSES                              1,186,691          932,688
                                                    -----------      -----------

INCOME (LOSS) FROM OPERATIONS                        (1,166,484)         316,555
                                                    -----------      -----------

OTHER INCOME (EXPENSES):
  Interest expense                                      (93,535)         (59,420)
  Interest and other income                               3,336            3,000
                                                    -----------      -----------
                                                        (90,199)         (56,420)
                                                    -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                       (1,256,683)         260,135

  Provision (credit) for income taxes                        --          119,013
                                                    -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,256,683)         141,122

  Income (loss) from operations of discontinued
    subsidiaries - net of income tax
    effect of $-0- and $9,831, for 1996
    and 1995, respectively (Note 3)                    (423,411)          46,495
                                                    -----------      -----------

NET INCOME (LOSS)                                   $(1,680,094)     $   187,617
                                                    ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE (Note 6):
  Continuing operations                             $      (.81)     $       .10
  Discontinued operations                                  (.27)             .04
                                                    -----------      -----------
                                                    $     (1.08)     $       .14
                                                    ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Note 6)                                1,550,000        1,368,016
                                                    ===========      ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    1996              1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $(1,680,094)     $   187,617
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Depreciation and amortization                                               220,290           52,958
         Consulting fees                                                               9,375               --
         Provision for losses on accounts receivable                                      --            7,500
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                                    1,464,462         (531,282)
     (Increase) in inventories                                                       (31,526)        (499,422)
     Decrease (increase) in prepaid expenses and other current assets                    605         (104,237)
     Decrease in security deposits and other assets                                    4,500               --
     Increase in accounts payable, accrued expenses and bank overdraft               317,585          593,639
     (Decrease) increase in due to related party                                     (22,162)         127,478
     (Decrease) in income taxes payable                                                   --         (218,202)
                                                                                 -----------      -----------
         Net cash provided (used) by operating activities                            283,035         (383,951)
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                         (80,708)        (574,829)
   Organization costs                                                                (30,087)         (30,129)
                                                                                 -----------      -----------
         Net cash (used) by investing activities                                    (110,795)        (604,958)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) proceeds from notes payable                                     (760,822)         788,656
   Repayment of capitalized leases                                                   (60,606)          (8,524)
   Repayment of loans payable                                                             --           (7,125)
   Proceeds from mortgage and equipment financing                                    725,000               --
   Financing costs                                                                  (118,095)              --
                                                                                 -----------      -----------
         Net cash (utilized) provided by financing activities                       (214,523)         773,007
                                                                                 -----------      -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (42,283)        (215,902)

   Cash and cash equivalents, at beginning of year                                    42,283          295,795
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                      $        --      $    79,893
                                                                                 ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   (a) Cash paid during the period for:
           Interest - net of amounts capitalized                                 $    56,535      $    61,282
           Taxes                                                                          --          347,046

   (b) In 1995, the Company purchased certain buildings by utilizing temporary bridge mortgage financing in the amount of $1,005,530

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION:

          In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Lafayette Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

          The  consolidated   financial   statements  include  the  accounts  of
          Lafayette Industries, Inc. ("the Company") and its wholly-owned subsidiaries, TDH Lafayette Industries, Inc. ("TDH"), Sunrise Display Fixtures, Inc. ("Sunrise"), Ridgewood Displays, Inc. ("Ridgewood"), Sun Belt Fixtures, Inc. ("Sun Belt"), Wood Techniques, Inc. ("Wood Techniques"), Lafayette Products, S.A. de C.V. ("Lafayette Mexico") and Enterprise Realty II, ("Realty II"). All material intercompany balances and transactions have been eliminated in consolidation.

          See also Note 3 re: discontinued operations.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements for the year ended December 31, 1995 included in its Annual Report on Form 10-KSB, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included therein.

          The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of approximately $1,912,000 for the year ended December 31, 1995, losses for the current quarter ended March 31, 1996 of $1,680,094 and has used substantial amounts of working capital in its operations. At March 31, 1996, the Company reflected negative working capital of $4,341,342. At December 31, 1995 current liabilities exceeded current assets by $2,558,542. Further, in February 1996, the lender which had provided an asset based line of credit to the Company, suspended making advances under this line because the Company submitted accounts receivable to the lender which were in violation of the terms of the agreement. In April 1996, a bank which had provided the

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 2 -  GOING CONCERN UNCERTAINTY  (Continued):

          Company with mortgage financing for a building located in Islandia, New York, notified the Company that it was in both technical and monetary default of the agreements and a demand for full payment of principal and accrued interest was made. In January 1996, the Company obtained mortgage financing for its building in Brooklyn, New York. In April 1996, the bank which provided this mortgage financing notified the Company that it was accelerating the full balance of the notes due to non-payment and required immediate payment of all principal, accrued interest, late charges and attorney's fees.

          Subsequent to the Company's year end of December 31, 1995, the landlord of a facility being leased in Juarez, Mexico filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent for October, November and December 1995. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette would pay the rent owed plus judicial costs. In the case of non-payment of two or more monthly rental payments in the future, the landlord could evict Lafayette without further litigation. In May 1996, the Company was ordered to vacate the premises.

          In view of the above matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements and to raise additional capital, provide the opportunity for the Company to continue as a going concern.

          Management of the Company is working with the asset based line of credit lender and has reached an agreement to repay the amounts due. In addition, subsequent to March 31, 1996 the Company raised approximately $1,000,000 of capital through the sale of convertible debentures in a Regulation S offering. The convertible debentures bear interest at 8 1/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date.


NOTE 3 -  ACQUISITIONS/DISCONTINUED OPERATIONS:

          Effective June 1, 1994, the Company acquired all of the issued and outstanding stock of two of its suppliers, Sunrise Display Fixtures, Inc. ("Sunrise") and Ridgewood Displays, Inc. ("Ridgewood"). The $500,000 aggregate cost of these acquisitions, including goodwill of $177,896, was paid for by utilizing a portion of the cash proceeds from the Company's initial public offering which was completed in May 1994. The acquisitions were accounted for using the purchase method of accounting.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 -  ACQUISITIONS/DISCONTINUED OPERATIONS  (Continued):

          During the first quarter of 1996, the Company adopted a plan to sell the operating assets subject to the assumption of certain liabilities of Sunrise, Ridgewood, Wood Techniques and Realty II "the discontinued subsidiaries". The effective date of the sale is April 1, 1996. Sunrise and Ridgewood are selling assets of approximately $633,000 subject to liabilities of approximately $578,000 to East End Display Corp. Wood Techniques is selling assets approximating $682,000 subject to liabilities of $905,000 to AJK Associates, Inc. Enterprise Realty II is selling land and building with a book value of approximately $1,587,000 subject to mortgage financing of approximately $1,364,000, also to AJK Associates, Inc. It is expected that these subsidiaries will still continue to supply merchandise to the Company subsequent to the sales.

          Operating results of the discontinued subsidiaries for the three months ended March 31, 1996 are shown separately in the accompanying statements of operations. The statement of operations for 1995 has been restated and operating results of the discontinued subsidiaries are also shown separately.

          These subsidiaries manufactured product for ultimate sale by TDH. As such, sales from these subsidiaries to TDH are not included in net sales in the accompanying statements of operations since they were eliminated in consolidation.

          Net assets of the discontinued subsidiaries have been separately classified in the accompanying balance sheets at their net realizable value at March 31, 1996 and December 31, 1995.

NOTE 4 -  FIXED ASSETS:

          Fixed assets consist of the following as of:

                                                                    March 31,    December 31,
                                                                      1996          1995

                      Machinery and equipment (i)                  $2,101,489     $2,063,375
                      Tools and dies                                  125,823        114,873
                      Leasehold improvements                          335,214        335,214
                      Building and improvements (ii)                1,493,853      1,493,103
                      Furniture and fixtures                          178,124        178,124
                      Assets held under capitalized leases            557,516        557,516
                                                                   ----------     ----------
                                                                    4,792,019      4,742,205
               Less: accumulated depreciation and amortization        320,270        271,882
                                                                   ----------     ----------
                                                                    4,471,749      4,470,323
               Add: land (ii)                                         845,000        845,000
                                                                   ----------     ----------
                                                                   $5,316,749     $5,315,323
                                                                   ==========     ==========

               (i) Included in machinery and equipment is $111,000 of interest costs which have been capitalized as part of the cost of the equipment which was being readied for use at the Company's facility in Mexico.

               (ii) This  includes the real  property  located in Islandia,  New
                    York, owned by Realty II (see discontinued operations - Note
                    3) and the real property located in Brooklyn, New York, which is currently for sale. Included in the cost of building is $62,658 of interest costs which were capitalized while the building in Islandia was being prepared for its intended use.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 -  OTHER ASSETS:

          Other assets consisted of the following as of:

                                                      March 31,   December 31,
                                                        1996         1995
               Organization costs                     $384,748     $449,240
               Deferred financing costs                118,095           --
               Deferred consulting fees                 81,250       90,625
               Security deposits and other assets        7,776        7,776
                                                      --------     --------
                                                      $591,869     $547,641
                                                      ========     ========


NOTE 6 -  EARNINGS PER SHARE:

          Earnings per share have been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. All shares issued are being treated as outstanding for all periods presented, except for shares previously held in escrow which were not released, and which are to be returned to the Company for cancellation.

          Earnings   per  share  has  been   retroactively   restated   for  the
          cancellation of the escrow shares for all periods presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

          On January 16, 1992, TDH Group acquired substantially all of the assets of a corporation in debtor-in-possession status, subject to certain liabilities. Simultaneously, TDH Group contributed, as capital, the assets and liabilities acquired, to TDH Lafayette Industries, Inc., a New York corporation incorporated in January 1992 ("TDH Lafayette"). On December 22, 1993 Lafayette Industries, Inc. (the "Company"), through an exchange of stock with TDH Lafayette, accounted for as the reorganization of entities under common control (similar to a pooling of interests), became the parent company of TDH Lafayette.

          Lafayette Industries, Inc. and its subsidiaries (collectively, "Lafayette" or the "Company") design, manufacture and sell customized store fixtures and merchandising systems to retail stores. Store fixtures include display racks, showcases and cabinets for merchandise display. Lafayette sells large quantities of individual items designed for a particular purpose as well as systems used to outfit entire stores. The vast majority of the store fixtures sold by the Company are made of metal. The Company has also expanded into manufacturing wood store fixtures.

          In the first quarter of 1996, the Company began plans to discontinue three of its operating manufacturing subsidiaries (Sunrise, Ridgewood and Wood Techniques) and one real estate subsidiary Realty II.
          Effective April 1, 1996, the Company intends to sell the assets subject to certain liabilities of these subsidiaries to the individuals currently managing these companies. The Company will continue to use these entities to manufacture the products it sells on an arms length transaction basis. The results of operations of the subsidiaries which are to be disposed of are reflected separately on the statement of operations as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30.

          The financial information presented herein includes: (i) balance sheets as of March 31, 1996 and as of the year ended December 31, 1995; (ii) statements of operations for the three month periods ended March 31, 1996 and 1995 and (iii) statements of cash flows for the three month periods ended March 31, 1996 and 1995.

Results of Operations

          Net sales for the three months ended March 31, 1996 aggregated $1,987,527 as compared to $3,729,562 for the three months ended March 31, 1995, a decrease of $1,742,035 or 47%. Management attributes this decrease to uncertainties in the retail industry which resulted in the major retailers holding back on buying the products offered by the Company. In addition, due to the poor results achieved in the prior year and the problems encountered with it's primary funding source (see Note 2), the Company did not have the funds necessary to manufacture product for sale during the current quarterly period.

          During the quarter ended March 31, 1995, the Company reflected a gross profit percentage of approximately 33%. During the quarter ended March 31, 1996 the Company's gross profit percentage was slightly over 1%. The Company, during this current quarter, was selling product it had on hand at virtually no profit, in order to generate cash to pay expenses.

          Operating expenses increased from approximately $933,000 for the quarter ended March 31, 1995 to approximately $1,187,000 for the quarter ended March 31, 1996. This increase of $254,000 was primarily caused by the expenses at the Company's new manufacturing facility in Mexico.

          Interest expenses increased from $59,000 to $94,000 when comparing the quarter ended March 31, 1995 to 1996. This increase was due to increased borrowings during the current quarter.

          The Company reflected income from continuing operations of $141,122 ($.10 per share) for the period ended March 31, 1995. The Company reflected a loss of $1,256,683 ($.81 per share) for the three month period ended March 31, 1996. The principal reason for the significant loss in the current quarter was the reduction in sales and gross profit dollars as described above.

          The Company reflected net income of $187,617 ($.14 per share) for the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company reflected a net loss of $1,680,094 ($1.08 per share) due to losses from the operations of discontinued subsidiaries ($423,000 or $.27 per share) that added to the net loss (see Note 3).

Liquidity and Capital Resources

          At the year ended December 31, 1995 the Company reflected negative working capital (current liabilities in excess of current assets) of $2,558,542. At March 31, 1996, the Company reflected negative working capital of $4,341,342.

          On February 29, 1996 the finance company that was providing the Company with a $5,000,000 asset based line of credit, suspended making advances because the Company submitted accounts receivable which were in violation of the terms of the financing agreement. At the time, the Company owed approximately $2,800,000 to the finance company.

          In April 1996, the bank which had provided the Company with mortgages aggregating $1,350,000 for the building it acquired in Islandia, New York, notified the Company that it was in both technical and monetary default of the agreements and made a demand for full payment of principal and accrued interest.

          In addition, in April 1996, another bank which in January 1996 provided mortgage financing aggregating $675,000 for two buildings acquired in Brooklyn, New York, notified the Company that they were accelerating the full balance of the notes due to non-payment and that they required full payment of all principal, accrued interest, late charges and attorneys fees.

          During the quarter ended March 31, 1996, the Company was notified by a finance company which had provided equipment financing that it was in default of the agreement due to non-payment. At March 31, 1996, the Company owed $255,000 on this financing.

          During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent for October, November and December 1995. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette would pay the rent owed plus judicial costs. In the future and in the case of non-payment of two or more monthly rental payments, the landlord could evict Lafayette without further litigation. In May 1996, the Company was ordered to vacate the premises.

          As a result of the aforementioned items the Company's auditors included a going concern qualification in the audit report for the year ended December 31, 1995. This qualification states that the financial statements by their nature assume that the Company will continue as a going concern but that the significance of the above items raise doubt that this is so. In addition, generally accepted accounting principles require the Company to state management's plans to ensure that the Company will be able to continue as a going concern.

Management's Plans

          On May 10, 1996, subsequent to the balance sheet date, the Company signed a new agreement with the financing company that had provided an asset based line of credit. At the time of signing this agreement, the Company owed the lender approximately $1,800,000 and made a $500,000 payment to make the agreement effective. In addition to several other terms and conditions, the Company agreed to reduce the remaining outstanding balance to no more than $500,000, at which time the balance will become subject to a term loan agreement. The term loan will be payable in 12 equal quarterly installments and will bear interest at a rate of prime plus 2% per annum. The lender will release its security interest in the Company's assets if the loan balance is reduced to $500,000 or less, however guarantees of certain officers of the Company will remain in force until the entire amount owed is paid in full.

          The ultimate goal of the renegotiated agreement is to have the security interest in the Company's assets released so that management can seek and obtain new working capital financing.

          As mentioned above, the Company has decided to restructure its' operations and sell three of its' manufacturing subsidiaries and one realty subsidiary to the current management of these subsidiaries, to be effective April 1, 1996.

          The Company will sell substantially all of the assets ($682,000) subject to certain liabilities ($905,000) of its' Wood Techniques subsidiary to AJK Associates, Inc.

          In addition, the Company intends to sell the land and building in Islandia, New York (with a book value of approximately $1,587,000) to AJK who will also assume the mortgages payable which approximate $1,364,000.

          The Company will sell substantially all the assets (approximately $633,000), subject to certain liabilities (approximately $578,000) of both its' Ridgewood and Sunrise subsidiaries to East End Display Corp.

          The planned impact of these sales is both to reduce debt and to reduce operating costs and working capital requirements by having approximately 50% of the manufacturing of product available for sale done by outside vendors.

          The Company has placed both buildings it presently owns in Brooklyn, New York up for sale. The ultimate goal of this sale is to use the proceeds therefrom to satisfy the outstanding mortgage obligations.

          The Company is in negotiations with the landlord of the facility in Mexico and hopes to resolve the matter shortly.

          Subsequent to March 31, 1996 the Company raised approximately $1,000,000 of capital through the sale of convertible debentures in a Regulation S (overseas) offering. The convertible debentures bear interest at 8 1/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market share of common stock on the day immediately proceeding the conversion date.

          During 1996 the Company will attempt to obtain equipment financing for various equipment already purchased during 1995 for approximately $1,150,000 in cash. If successful, the Company will utilize these funds for working capital purposes.

Other Items

          The Company needs to acquire approximately $1,000,000 of equipment for its' chrome plating line in Mexico. In addition, the Company needs approximately $250,000 to complete the acquisition of the Sunbelt subsidiary. Management of the Company is seeking financing for each of these items but there is no assurance that they will be successful.

          In order for the Company to continue as a going concern they will have to achieve positive cash flow from operations, obtain new financing, reduce or restructure outstanding debt and/or raise additional equity capital. As mentioned above, plans for each of these items are currently being worked on by Company management.

Inflationary Impact

          Since the inception of operations, inflation has not significantly affected the operating results of the Company. However, in past years inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

PART II:  OTHER INFORMATION


ITEM 1.   Legal Proceedings:

          During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent for October, November and December 1995. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette would pay the rent owed plus judicial costs. In the future and in the case of non-payment of two or more monthly rental payments, the landlord could evict Lafayette without further litigation.

          In May 1996, the Company was ordered to vacate the premises.


ITEM 2.   Changes in Securities:

          None

ITEM 3.   Defaults upon Senior Securities:

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders:

          None

ITEM 5.   Other Information:

          None

ITEM 6.   Exhibits and Reports:

          (a)  Exhibits:

               (11) Computation of Earnings per Common Share - See Exhibit 11

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a current report on Form 8-K with the Securities and Exchange Commission dated February 29, 1996 regarding Item 5 - Other Events.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LAFAYETTE INDUSTRIES, INC.
                                       -----------------------------------------
                                       Registrant



Date:  May 29, 1996                    /s/ Robert L. Jessen
                                       -----------------------------------------
                                       Robert L. Jessen, Chief Executive Officer
                                       Chairman of the Board



Date:  May 29, 1996                    /s/ Lloyd C. Robinson
                                       -----------------------------------------
                                       Lloyd C. Robinson, Vice President-Finance
                                       and Chief Financial Officer