Form 10QSB
period 1996-06-30
LAFAYETTE INDUSTRIES INC
filed 1996-09-05
CIK 918377

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES X   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 24, 1996 there were outstanding 3,387,802 shares of the Registrant's Common Stock, $.01 par value.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page(s)

PART I.  Financial Information

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets - June 30, 1996
         (Unaudited) and December 31, 1995                                 3.

         Consolidated Condensed Statements of Operations - Six and
         Three Months Ended June 30, 1996 and 1995 (Unaudited)             4.

         Consolidated Condensed Statements of Cash Flows - Six
         Months Ended June 30, 1996 and 1995 (Unaudited)                   5.

         Notes to Interim Consolidated Condensed Financial Statements
         (Unaudited)                                                       6.

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12.

PART II. Other Information                                                17.

SIGNATURES                                                                18.

EXHIBITS:
         Exhibit 10.1 - Letter agreement dated August 8, 1966,
                        with Rosenthal & Rosenthal, Inc. regarding term note

         Exhibit 10.2 - Factoring agreement dated August 8, 1996,
                        with Business Alliance Capital Corp.

         Exhibit 11 -   Computation of Earnings Per Common Share

         Exhibit 27 -   Financial Data Schedule

PART I.  Financial Information
ITEM 1.  Financial Statements

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                              June 30,         December 31,
                                                                                                1996               1995
                                                                                            (Unaudited)

                                                             - ASSETS -
CURRENT ASSETS:
  Cash and cash equivalents                                                               $     43,921      $     42,283
  Accounts receivable - net of allowance for doubtful accounts of
    $80,007 and $99,268, respectively                                                        1,394,226         2,405,976
  Inventories                                                                                  766,395           743,937
  Due from affiliate                                                                            50,337            50,337
  Due from officers                                                                            104,610           104,610
  Prepaid expenses and other current assets                                                    283,161           143,895
  Refundable income taxes                                                                      349,664           349,664
  Due from supplier                                                                            356,684           330,714
  Net assets of discontinued subsidiaries (Note 3)                                                  --           130,060
                                                                                          ------------      ------------

TOTAL CURRENT ASSETS                                                                         3,348,998         4,301,476
FIXED ASSETS  (Note 4)                                                                       5,381,679         5,315,323
OTHER ASSETS  (Note 5)                                                                         416,053           547,641
                                                                                          ------------      ------------

                                                                                          $  9,146,730      $ 10,164,440
                                                                                          ============      ============

                                              - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Note payable - finance company (Note 2)                                                 $    698,653      $  2,852,989
  Promissory notes payable (Notes 2 and 6)                                                     320,000                --
  Accounts payable and accrued expenses                                                      2,380,491         2,220,523
  Due to related party                                                                         114,350            37,000
  Mortgages payable (Note 2)                                                                 2,078,718         1,353,718
  Current portion of long-term debt (Note 2)                                                   255,000           255,000
  Capitalized lease obligations - current portion                                              148,959           140,788
  Net liabilities of discontinued subsidiaries (Note 3)                                         38,170                --
                                                                                          ------------      ------------

TOTAL CURRENT LIABILITIES                                                                    6,034,341         6,860,018
                                                                                          ------------      ------------

LONG-TERM LIABILITIES:
  Capitalized lease obligations                                                                459,116           390,414
  Convertible debentures (Notes 2 and 6)                                                       750,000                --
                                                                                          ------------      ------------
                                                                                             1,209,116           390,414
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES  (Notes 2 and 3)

SHAREHOLDERS' EQUITY (Note 6):
  Common stock, $.01 par value;  20,000,000 shares authorized,  2,560,000 shares
    (June 30, 1996) and 2,532,500 shares issued and outstanding, (including
    982,500 shares placed in escrow) as of December 31, 1995, respectively                      25,600            25,325
  Additional paid-in capital                                                                 4,908,890         4,249,040
  Retained earnings (deficit)                                                               (3,019,445)       (1,348,585)
  Foreign currency translation                                                                 (11,772)          (11,772)
                                                                                          ------------      ------------

                                                                                             1,903,273         2,914,008
                                                                                          ------------      ------------

                                                                                          $  9,146,730      $ 10,164,440
                                                                                          ============      ============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six Months Ended          For the Three Months Ended
                                                                June 30,                          June 30,
                                                        1996             1995              1996            1995
                                                                   (As restated-                      (As restated -
                                                                     see Note 3)                         see Note 3)
NET SALES                                           $ 4,626,860      $ 7,778,497      $ 2,639,333      $ 4,048,935

COST OF GOODS SOLD                                    3,368,862        5,327,301        1,401,542        2,846,982
                                                    -----------      -----------      -----------      -----------

GROSS PROFIT                                          1,257,998        2,451,196        1,237,791        1,201,953
                                                    -----------      -----------      -----------      -----------

OPERATING EXPENSES:
  Selling expenses                                      482,297          671,844          188,987          324,925
  General and administrative expenses                 1,911,176        1,323,281        1,017,795          737,512
                                                    -----------      -----------      -----------      -----------

TOTAL OPERATING EXPENSES                              2,393,473        1,995,125        1,206,782        1,062,437
                                                    -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                        (1,135,475)         456,071           31,009          139,516
                                                    -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES):
  Interest expense                                     (154,909)        (134,626)         (61,374)         (75,206)
  Interest and other income                              17,809          162,985           14,473          159,985
                                                    -----------      -----------      -----------      -----------
                                                       (137,100)          28,359          (46,901)          84,779
                                                    -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                   (1,272,575)         484,430          (15,892)         224,295

  Provision (credit) for income taxes                        --          201,181               --           82,168
                                                    -----------      -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                         (1,272,575)         283,249          (15,892)         142,127

  Income (loss) from operations of discontinued
    subsidiaries - net of income taxes (Note 3)        (398,285)         125,198           25,126           78,703
                                                    -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                   $(1,670,860)     $   408,447      $     9,234      $   220,830
                                                    ===========      ===========      ===========      ===========

EARNINGS (LOSS) PER COMMON
  SHARE (Note 7):
    Continuing operations                           $      (.70)     $       .21      $      (.01)     $       .11
    Discontinued operations                                (.22)             .10              .01              .06
                                                    -----------      -----------      -----------      -----------
                                                    $      (.92)     $       .31      $       .00      $       .17
                                                    ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (Note 7)                                            1,818,571        1,314,859        2,087,143        1,287,363
                                                    ===========      ===========      ===========      ===========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     1996             1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                             $(1,670,860)     $   408,447
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Depreciation and amortization                                               345,140          106,026
         Consulting fees                                                               9,375            7,500
         Provision for losses on accounts receivable                                      --           15,000
   Changes in assets and liabilities:
     Decrease (increase) in accounts receivable                                      980,362         (696,253)
     (Increase) in inventories                                                       (71,526)        (880,767)
     (Increase) in prepaid expenses and other current assets                         (36,568)        (220,754)
     Decrease in security deposits and other assets                                    4,500           10,408
     Increase in accounts payable, accrued expenses                                  306,724        1,374,551
     Increase in due to related party                                                 62,242               --
     (Decrease) in income taxes payable                                                   --         (107,426)
                                                                                 -----------      -----------
         Net cash (used) provided by operating activities                            (70,611)          16,732
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                         (28,472)      (2,091,215)
   Organization costs                                                                (30,087)        (772,558)
   Loans and advances to officer                                                          --          (21,018)
                                                                                 -----------      -----------
         Net cash (used) by investing activities                                     (58,559)      (2,884,791)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) proceeds from notes payable                                   (2,131,535)       2,057,367
   Repayment of capitalized leases                                                   (74,687)         (17,562)
   Repayment of loans payable                                                             --          (14,250)
   Proceeds from mortgage and equipment financing                                    725,000               --
   Financing costs                                                                  (118,095)              --
   Proceeds from issuance of promissory notes and convertible debentures           1,070,000               --
   Net proceeds from sale of common stock                                            660,125          600,000
                                                                                 -----------      -----------
         Net cash provided by financing activities                                   130,808        2,625,555
                                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,638         (242,504)

   Cash and cash equivalents, at beginning of year                                    42,283          295,795
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                      $    43,921      $    53,291
                                                                                 ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest - net of amounts capitalized                                   $    80,909      $   147,237
         Taxes                                                                            --          369,789

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

          In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Lafayette Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 1996 and the results of its operations for the six and three month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

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

          The results of operations for the six and three month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of approximately $1,912,000 for the year ended December 31, 1995, losses for the current six month period ended June 30, 1996 of $1,671,000 and has used substantial amounts of working capital in its operations. At June 30, 1996, the Company reflected negative working capital of $2,685,343. At December 31, 1995 current liabilities exceeded current assets by $2,558,542. Further, in February 1996, the lender which had provided an asset based line of credit to the Company, suspended making advances under this line because the Company submitted accounts receivable to the lender which were in violation of the terms of the agreement. In April 1996, a bank which had provided the

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

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

          Subsequent to the Company's year end of December 31, 1995, the landlord of a facility being leased in Juarez, Mexico filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent. On March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of the Company. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette Mexico would pay the rent owed plus judicial costs and in the case of non-payment of two or more monthly rental payments in the future, the landlord could evict Lafayette Mexico without further litigation. In a Final Judgment issued by the Court in May 1996, the Company was ordered to vacate the premises due to non-payment of rent. Notwithstanding the above, the Company has continued to operate its Mexican facility and has remained on the premises.

          In August 1996, the landlord of the Mexican facility filed a lien on the equipment in the facility. The Company believes the lien is without merit as Lafayette Mexico does not hold legal title to the property and intends to appear before the court in opposition of the lien.

          In view of the above matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions taken to date, as well as actions presently being taken to revise the Company's operating and financial requirements and to raise additional capital, provide the opportunity for the Company to continue as a going concern.

          On May 10, 1996, the Company signed a new agreement with the asset based line of credit lender. Pursuant to the terms of the agreement and in addition to several other terms and conditions, the Company agreed to reduce the outstanding balance due under the credit facility to no greater than $500,000, at which time the balance would become subject to a term loan payable in 12 quarterly installments and bear interest at a rate of prime plus 2% per annum. On May 10, 1996, the Company owed to the lender approximately $1,800,000. The Company made a payment of $500,000 to the lender to make the agreement effective. The Company subsequently reduced the amount due under the credit facility (see new factoring agreement discussed below) to $500,000 and on August 8, 1996, the Company entered into a Term Loan Agreement with the lender in accordance with the above provisions. In accordance with the terms of the May 10, 1996 agreement, the lender has released its security interest in the Company's assets, however guarantees of certain officers of the Company will remain in force until the entire amount owed is paid in full.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

          On August 8, 1996, the Company entered into a one-year Factoring Agreement with Business Alliance Capital Corp. The Agreement provides for factoring of 80% of the Company's eligible accounts receivable, subject to maximum borrowings of $1,000,000. The factoring charge shall be 2% of the gross amount of each approved account that is outstanding 30 days or less, plus an additional 1% for each additional 15 days an account is outstanding. The Company used a portion of the initial proceeds under this agreement to reduce the borrowings with its previous lender as described above.

          In addition, the Company has raised approximately $1,730,000 of capital through the sale of securities, including the sale of convertible debentures which bear interest at a rate of 8 1/2% per annum. $480,000 of these debentures are convertible to shares of common stock at a price of $.50 per share. $160,000 of these debentures were converted as of June 30, 1996 and the remaining balance of $320,000 were converted in July, 1996, subsequent to the balance sheet date. $750,000 of additional debentures are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. Since June 30, 1996 the Company has sold an additional $275,000 of these convertible debentures.

          See also Note 6 re: Equity transactions.

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

          During the first quarter of 1996, the Company adopted a plan to sell the operating assets subject to the assumption of certain liabilities of Sunrise, Ridgewood, Wood Techniques and Realty II "the discontinued subsidiaries". The effective date of the sale is April 1, 1996. Sunrise and Ridgewood are selling assets of approximately $633,000 subject to liabilities of approximately $578,000 to East End Display Corp. Wood Techniques is selling assets approximating $682,000 subject to liabilities of $905,000 to AJK Associates, Inc. Enterprise Realty II is selling land and a building with a book value of approximately $1,587,000 subject to mortgage financing of approximately $1,364,000, also to AJK Associates, Inc. It is expected that these subsidiaries will still continue to supply merchandise to the Company subsequent to the sales. Since April 1, 1996, the Company is operating under the format that these transactions had occurred. To date, however, the aforementioned sales have not been finalized.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - ACQUISITIONS/DISCONTINUED OPERATIONS (Continued):

          Operating results of the discontinued subsidiaries for the six and three months ended June 30, 1996 are shown separately in the accompanying statements of operations. The statement of operations for the corresponding periods in 1995 have been restated and operating results of the discontinued subsidiaries are also shown separately. These subsidiaries manufactured product for ultimate sale by TDH. As such, sales from these subsidiaries to TDH are not included in net sales in the accompanying statements of operations since they were eliminated in consolidation.

          Net assets/liabilities of the discontinued subsidiaries have been separately classified in the accompanying balance sheets at their net realizable value.

NOTE 4 - FIXED ASSETS:

          Fixed assets consist of the following as of:

                                                                    June 30,      December 31,
                                                                      1996            1995
                 Machinery and equipment (i)                      $2,166,145        $2,063,375
                 Tools and dies                                      169,973           114,873
                 Leasehold improvements                              335,214           335,214
                 Building and improvements (ii)                    1,493,853         1,493,103
                 Furniture and fixtures                              178,124           178,124
                 Assets held under capitalized leases                557,516           557,516
                                                                  ----------        ----------
                                                                   4,900,825         4,742,205
          Less:  accumulated depreciation and amortization           364,146           271,882
                                                                  ----------        ----------
                                                                   4,536,679         4,470,323
          Add: land (ii)                                             845,000           845,000
                                                                  ----------        ----------
                                                                  $5,381,679        $5,315,323
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

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - OTHER ASSETS:

          Other assets consisted of the following as of:

                                                    June 30,      December 31,
                                                      1996            1995

          Organization costs                        $290,182        $449,240
          Deferred financing costs                   118,095              --
          Deferred consulting fees                        --          90,625
          Security deposits and other assets           7,776           7,776
                                                    --------        --------
                                                    $416,053        $547,641
                                                    ========        ========

NOTE 6 - EQUITY TRANSACTIONS:

          As of December 31, 1995, the Company had 2,532,500 shares of common stock outstanding.

          In connection with a consulting agreement entered into in March 1996, the Company conveyed a common stock purchase warrant, for which the consultant paid $13,000, which entitled the consultant to purchase 130,000 shares of the Company's common stock at a price of $2.625 per share. In May 1996, the consultant exercised such warrant and purchased 130,000 shares of common stock which yielded the Company net proceeds (after deducting issuance costs) of $307,125.

          On April 17, 1996, the Company received $160,000 in exchange for two 8.5% promissory notes with a face value of $80,000 each. These notes also gave the holders the right to acquire an aggregate of 160,000 shares of the Company's common stock at a price of $.25 per share, which rights were exercised at the time of execution of the notes. In June 1996, the holders, in accordance with the provision of the notes, as amended, converted the principal amount of the notes to 320,000 shares of common stock.

          In May 1996, the Company issued 8.5% promissory notes in the aggregate amount of $320,000, these notes being convertible to shares of the Company's common stock at a price of $.50 per share. The holders of these notes were also given the right to purchase an aggregate of 400,000 shares of the Company's common stock at a price of $.50 per share, which rights were exercised prior to June 30, 1996. Subsequent to June 30, 1996 the holders converted the $320,000 promissory notes to shares of Lafayette's common stock at a price of $.50 per share.

          In connection with the above equity transactions, the Company incurred $60,000 in legal costs, which amount has been charged against additional paid-in capital.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - EQUITY TRANSACTIONS (Continued):

          During the current period, 982,500 shares previously held in escrow, which were not released, were returned to the Company and canceled.

          As of June 30, 1996 the Company had sold an aggregate of $750,000 in convertible debentures. These debentures bear interest at 8 1/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. Since June 30, 1996 the Company sold an additional $275,000 of these convertible debentures.

NOTE 7 - EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share have been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. All shares issued are being treated as outstanding for all periods presented, except for shares previously held in escrow which were not released, and which have been returned to the Company and canceled.

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

          In the first quarter of 1996, the Company began plans to discontinue three of its operating manufacturing subsidiaries (Sunrise, Ridgewood and Wood Techniques) and one real estate subsidiary, Realty II. Effective April 1, 1996, the Company intends to sell the assets subject to certain liabilities of these subsidiaries to the individuals currently managing these companies. The Company will continue to use these entities to manufacture the products it sells on an arms length transaction basis. The results of operations of the subsidiaries which are to be disposed of are reflected separately on the statement of operations as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30.

          The financial information presented herein includes: (i) balance sheets as of June 30, 1996 and as of the year ended December 31, 1995;
          (ii) statements of operations for the six and three month periods ended June 30, 1996 and 1995 and (iii) statements of cash flows for the six month periods ended June 30, 1996 and 1995.

          Results of Operations

          Net sales for the six months ended June 30, 1996 aggregated $4,626,860 as compared to the same period of the prior year of $7,778,497, a decrease of $3,151,637 or 41%. Net sales for the three months ended June 30, 1996 aggregated $2,639,333 as compared to $4,048,935 for the three months ended June 30, 1995, a decrease of $1,409,602 or 35%. Management attributes these decreases to uncertainties in the retail industry which resulted in the major retailers holding back on buying the products offered by the Company. In addition, due to the poor results achieved in the prior year and the problems encountered with it's primary funding source (see Note 2 of Notes to the Financial Statements), the Company did not always have the funds necessary to manufacture product for sale during the current fiscal year.

          During the six month period ended June 30, 1995, the Company reflected a gross profit percentage of approximately 32% as compared to a gross profit percentage of 27% for the six month period ended June 30, 1996. The Company, during the quarter ended March 31, 1996, was selling product it had on hand at virtually no profit, in order to generate cash to pay expenses, as such this deflated the gross profit earned for the six month period ended June 30, 1996, as compared to the prior year. During the quarters ended June 30, 1995 and 1996, the Company's gross profit percentage increased from 30% to 47%, respectively primarily due to specialized work done by the Mexican subsidiary at a much higher gross profit percentage than normal.

          Operating expenses increased from approximately $1,995,000 for the six month period ended June 30, 1995 to approximately $2,393,000 for the six month period ended June 30, 1996 an increase of $398,000. Operating expenses increased by $145,000 when comparing the three month period ended June 30, 1995 to the same period of the current year. These increases were primarily caused by salary expenses at the Company's new manufacturing facility in Mexico and the professional costs necessary to negotiate the change in financing as described below.

          Interest expense increased by $20,000 for the six month period ended June 30, 1996 as compared to the six month period ended June 30, 1995 as a result of increased average borrowings. Interest expenses decreased by $14,000 when comparing the three month periods ended June 30, 1995 and 1996.

          The Company reflected a loss from continuing operations of $1,272,575 (or $.70 per share) for the six month period ended June 30, 1996 as compared to income from continuing operations of $283,249 (or $.21 per share) for the comparative period of the prior year. The loss from continuing operations for the quarter ended June 30, 1996 was $15,892 ($.01 per share) as compared to income from continuing operations for the three months ended June 30, 1995 of $142,127 ($.11 per share). The principal reason for the significant loss in the current period was the reduction in sales and gross profit dollars as described above.

          The Company reflected net income of $408,447 ($.31 per share) for the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company reflected a net loss of $1,670,860 ($.92 per share). Net income for the three month period ended June 30, 1995 was $220,830 ($.17 per share) as compared to $9,234 ($.00 per share) for the same period of the current year.

          Liquidity and Capital Resources

          At the year ended December 31, 1995 the Company reflected negative working capital (current liabilities in excess of current assets) of $2,558,542. At June 30, 1996, the Company reflected negative working capital of $2,685,343.

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

          During the quarter ended March 31, 1996, the Company was notified by a finance company which had provided equipment financing that it was in default of the agreement due to non-payment. At June 30, 1996, the Company owed $255,000 on this financing.

          During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent. On March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of the Company. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette Mexico would pay the rent owed plus judicial costs and in the case of non-payment of two or more monthly rental payments in the future, the landlord could evict Lafayette Mexico without further litigation. In a Final Judgment issued by the Court in May 1996, the Company was ordered to vacate the premises due to non-payment of rent. Notwithstanding the above, the Company has continued to operate its facility in Mexico and has remained on the premises.

          In August 1996, the landlord of the Mexican facility filed a lien on the equipment in the facility. The Company believes the lien is without merit as Lafayette Mexico does not hold legal title to the property and intends to appear before the court in opposition of the lien.

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

          Management's Plans

          On May 10, 1996, the Company signed a new agreement with the asset based line of credit lender. Pursuant to the terms of the agreement and in addition to several other terms and conditions, the Company agreed to reduce the outstanding balance due under the credit facility to no greater than $500,000, at which time the balance would become subject to a term loan payable in 12 quarterly installments and bear interest at a rate of prime plus 2% per annum. On May 10, 1996, the Company owed the lender approximately $1,800,000. The Company made a payment of $500,000 to the lender to make the agreement effective. The Company subsequently reduced the amount due under the credit facility to $500,000 and on August 8, 1996, the Company entered into a Term Loan Agreement with the lender in accordance with the above provisions. In accordance with the terms of the May 10, 1996 agreement, the lender has released its security interest in the Company's assets, however guarantees of certain officers of the Company will remain in force until the entire amount owed is paid in full.

          On August 8, 1996, the Company entered into a one-year Factoring Agreement with Business Alliance Capital Corp. The Agreement provides for factoring of 80% of the Company's eligible accounts receivable, subject to maximum borrowings of $1,000,000. The factoring charge shall be 2% of the gross amount of each approved account that is outstanding 30 days or less, plus an additional 1% for each additional 15 days an account is outstanding. The Company used a portion of the initial proceeds under this agreement to reduce the borrowings with its previous lender as described above. In addition, the Company has raised approximately $1,730,000 of capital through the sale of securities, including the sale of convertible debentures which bear interest at a rate of 8 1/2% per annum. $480,000 of these debentures are convertible to shares of common stock at a price of $.50 per share. $160,000 of these debentures were converted as of June 30, 1996 and the remaining balance of $320,000 were converted in July, 1996, subsequent to the balance sheet date. $750,000 of additional debentures are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. Since June 30, 1996 the Company has sold an additional $275,000 of these convertible debentures.

          As mentioned above, the Company has decided to restructure its' operations and sell three of its' manufacturing subsidiaries and one realty subsidiary to the current management of these subsidiaries, to be effective April 1, 1996. In connection with the restructuring, certain individuals resigned as officers of the Company, including Robert Jessen, Lucienne Jessen, Joseph Milkowski and Lloyd Robinson. However, Mr. Jessen, Mrs. Jessen and Mr. Robinson continue to be employees of the Company.

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

          The planned impact of these sales, which to date have not been finalized, is both to reduce debt and to reduce operating costs and working capital requirements by having approximately 50% of the manufacturing of product available for sale done by outside vendors.

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

          Other Items

          The Company intended to acquire approximately $1,000,000 of equipment for its' chrome plating line in Mexico. Management has decided that it can operate without the chrome plating line and therefore these previously planned capital expenditures will not be needed. In addition, the Company needs approximately $250,000 to complete the acquisition of the Sunbelt subsidiary. Management of the Company is seeking financing for each of these items but there is no assurance that they will be successful.

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

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings:

          During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit in the 7th Civil Court, Juarez, Mexico against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent for October, November and December 1995. On March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of the Company. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette Mexico would pay the rent owed plus judicial costs and in the case of non-payment of two or more monthly rental payments in the future, the landlord could evict
          Lafayette Mexico without further litigation. In the Final Judgment issued by the Court in May 1966, the Company was ordered to vacate the premises due to non-payment of rent. Notwithstanding the above, the Company has continued to operate its facility in Mexico and has remained on the premises.

          In August 1996, the landlord of the Mexican facility filed a lien on the equipment in the facility. The Company believes the lien is without merit as Lafayette Mexico does not hold legal title to the property and intends to appear before the Court in opposition of the lien.

ITEM 2. Changes in Securities:

          None

ITEM 3. Defaults upon Senior Securities:

          None

ITEM 4. Submission of Matters to a Vote of Security Holders:

          None

ITEM 5. Other Information:

          None

ITEM 6. Exhibits and Reports:

          (a) Exhibits:

              (10.1) Letter  agreement,  dated August 8, 1996, with Rosenthal &
                     Rosenthal Inc. regarding term note

              (10.2) Factoring  agreement,  dated August 8, 1996, with Business
                     Alliance Capital Corp.

              (11)   Computation of Earnings per Common Share

              (27)   Financial Data Schedule

          (b) Reports on Form 8-K:

              None
                                       17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LAFAYETTE INDUSTRIES, INC.
                                      Registrant

Date:  September 5, 1996              /s/ Colin Halpern
                                      -----------------
                                      Colin Halpern, on behalf of Registrant

Date:  September 5, 1996              /s/ Colin Halpern
                                      -----------------
                                      Colin Halpern, Executive Vice President
                                      (Principal Accounting Officer)