Form 10QSB
period 1996-09-30
LAFAYETTE INDUSTRIES INC
filed 1996-11-18
CIK 918377

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___________ to ___________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES _X_    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 30, 1996 there were outstanding 5,335,802 shares of the Registrant's Common Stock, $.01 par value.

                  LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                        Pages(s)

PART I. Financial Information

ITEM 1. Financial Statements

        Consolidated  Condensed  Balance  Sheets - September  30,
        1996 (Unaudited) and December 31, 1995                             3

        Consolidated  Condensed  Statements  of Operations - Nine
        and  Three  Months  Ended  September  30,  1996  and 1995
        (Unaudited)                                                        4

        Consolidated  Condensed  Statements  of Cash Flows - Nine
        Months Ended September 30, 1996 and 1995 (Unaudited)               5

        Notes  to  Interim   Consolidated   Condensed   Financial
        Statements (Unaudited)                                             6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11

PART II.Other Information                                                 15

SIGNATURES                                                                16

EXHIBITS:
        EXHIBIT 11 -  Computation of Earnings Per Common Share

        EXHIBIT 27  -  Financial Data Schedule

PART I. Financial Information
ITEM1.  Financial Statements

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       September 30,     December 31,
                                                                          1996               1995
                                                                       (Unaudited)
                           - ASSETS -
CURRENT ASSETS:
 Cash and cash equivalents                                           $     69,910      $     42,283
 Accounts receivable - net of allowance for doubtful accounts of
  $20,000 and $99,268, respectively                                     1,502,609         2,405,976
 Inventories                                                              866,395           743,937
 Due from affiliate                                                        50,337            50,337
 Due from officers                                                        104,610           104,610
 Prepaid expenses and other current assets                                225,921           143,895
 Refundable income taxes                                                  190,414           349,664
 Due from supplier                                                        387,832           330,714
 Net assets of discontinued subsidiaries (Note 3)                         388,716           130,060
                                                                     ------------      ------------
TOTAL CURRENT ASSETS                                                    3,786,744         4,301,476
FIXED ASSETS (Note 4)                                                   5,363,576         5,315,323
OTHER ASSETS (Note 5)                                                     318,944           547,641
                                                                     ------------      ------------
                                                                     $  9,469,264      $ 10,164,440
                                                                     ------------      ------------

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
 Note Payable - finance company (Note 2)                             $    618,380      $  2,852,989
 Accounts payable and accrued expenses                                  1,560,154         2,220,523
 Due to related party                                                     628,850            37,000
 Mortgages payable (Note 2)                                             2,078,718         1,353,718
 Current portion of long-term debt (Note 2)                               421,667           255,000
 Capitalized lease obligations - current portion                          601,745           140,788
                                                                     ------------      ------------
TOTAL CURRENT LIABILITIES                                               5,909,514         6,860,018
                                                                     ------------      ------------
LONG-TERM LIABILITIES:
 Capitalized lease obligations                                                 --           390,414
 Convertible debentures                                                   750,000                --
 Notes Payable (Note 2)                                                   333,333                --
                                                                     ------------      ------------
                                                                        1,083,333           390,414
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
SHAREHOLDERS' EQUITY (Note 6):
 Common  stock, $.01 par value:  20,000,000 shares authorized,
  5,335,802 shares (September 30, 1996) and 2,532,500 shares issued and outstanding (including 982,500 shares placed in
  escrow) as of December 31, 1995 respectively                             53,358            25,325
 Additional paid-in capital                                             5,976,132         4,249,040
 Retained earnings (deficit)                                           (3,541,301)       (1,348,585)
 Foreign currency translation                                             (11,772)          (11,772)
                                                                     ------------      ------------
                                                                        2,476,417         2,914,008
                                                                     ------------      ------------
                                                                     $  9,469,264      $ 10,164,440
                                                                     ------------      ------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Nine Months Ended                  Three Months Ended
                                                                     September 30                         September 30
                                                                1996              1995               1996             1995
                                                                              (As restated-                      (As restated-
                                                                                see Note 3)                         see Note 3)
NET SALES                                                   $  5,681,429      $ 13,618,577      $  1,054,589      $  5,840,080

COST OF GOODS SOLD                                             4,166,490         9,608,886           797,628         4,281,585
                                                            ------------      ------------      ------------      ------------

GROSS PROFIT                                                   1,514,939         4,009,691           256,941         1,558,495
                                                            ------------      ------------      ------------      ------------

OPERATING EXPENSES:
        Selling expenses                                         620,426                             138,129
        General and administrative expenses                    2,559,215                             648,039
                                                            ------------      ------------      ------------      ------------

TOTAL OPERATING EXPENSES                                       3,179,641         3,210,741           786,168         1,215,616
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                 (1,664,702)          798,950          (529,227)          342,879
                                                            ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
        Interest Expense                                        (180,301)         (233,411)          (25,392)          (98,785)
        Interest and other income                                 14,530           226,884            (3,281)          141,899
                                                            ------------      ------------      ------------      ------------
                                                                (165,771)           (6,527)          (28,673)           43,114
                                                            ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE PROVISION
        FOR INCOME TAXES                                      (1,830,473)          792,423          (557,900)          385,993

        Provision (credit) for income taxes                           --           267,465                --           144,284
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING
        OPERATIONS                                            (1,830,473)          524,958          (557,900)          241,709

        Income (loss) from operations of discontinued
            subsidiaries - net of income taxes (Note 3)         (362,263)          320,657            36,022           195,459
                                                            ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                           $ (2,192,736)     $    845,615      $   (521,878)     $    437,168
                                                            ------------      ------------      ------------      ------------

EARNINGS (LOSS) PER COMMON
        SHARE (Note 7):
          Continuing operations                             $       (.51)     $        .34      $       (.14)     $        .15
          Discontinued operations                                   (.10)              .21               .01               .12
                                                            ------------      ------------      ------------      ------------
                                                            $       (.61)     $        .55      $       (.13)     $        .27
                                                            ------------      ------------      ------------      ------------
WEIGHTED AVERAGE NUMBER OF
        COMMON SHARES OUTSTANDING
        (Note 7)                                               3,593,571           723,950         3,862,143         1,659,273
                                                            ------------      ------------      ------------      ------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                        1996              1995
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income                                                                   $(2,192,716)     $   845,615
        Adjustments to reconcile net income  (loss) to net cash provided  (used)
                by operating activities:
                        Depreciation and amortization                                    466,829          192,490
                        Consulting fees                                                    9,375           45,000
                        Provision for losses on accounts receivable                       22,500
        Changes in assets and liabilities:
                (Increase) in due from suppliers                                         (57,118)              --
                Decrease (increase) in accounts receivable                               834,979       (2,508,255)
                (Increase) in inventories                                               (171,526)      (1,362,740)
                Decrease (increase) in prepaid expenses and other current assets          61,119         (593,878)
                Decrease in security deposits and other assets                             4,500            4,459
                Increase (decrease) in accounts payable, accrued expenses               (468,224)       2,400,824
                Increase in due to related party                                         570,335               --
                Increase (Decrease) in income taxes payable                              159,250          180,754
                                                                                     -----------      -----------
                        Net cash (used) provided by operating activities                (783,197)        (773,231)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of fixed assets                                                        (28,543)      (2,524,613)
        Organization costs                                                               (30,087)        (702,039)
        Loans and advances to officer                                                         --          (27,693)
                                                                                     -----------      -----------
                        Net cash (used) by investing activities                          (58,630)      (3,254,345)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (repayments) proceeds from notes payable                                  (2,653,055)       3,296,555
        Repayment of capitalized leases                                                  (89,521)         (27,478)
        Repayment of loans payable                                                            --          (33,750)
        Proceeds from mortgage and equipment financing                                   725,000               --
        Financing costs                                                                 (118,095)              --
        Proceeds from term loan                                                          500,000               --
        Proceeds from issuance of promissory notes and convertible debentures            750,000               --
        Net proceeds from sale of common stock                                         1,755,125          600,000
                                                                                     -----------      -----------
                        Net cash provided by financing activities                        869,454        3,835,327
                                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      27,627         (192,249)
                Cash and cash equivalents, at beginning of year                           42,283          295,795
                                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                          $    69,910      $   103,546
                                                                                     -----------      -----------

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
        Cash paid during the period for:
                        Interest - net of amounts capitalized                            106,301      $   260,493
                        Taxes                                                                 --          407,427

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of Lafayette Industries, Inc. (the "Company") and its subsidiaries, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 1996 and the results of its operations for the nine and three month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

         The consolidated financial statements include the accounts of Lafayette Industries, Inc. (the "Company") and its wholly-owned subsidiaries, TDH Lafayette Industries, Inc. ("TDH"), Sun Belt Fixtures, Inc. ("Sun Belt"), Lafayette Products, S.A. de C.V. ("Lafayette Mexico") and
         Enterprise Realty ("Realty"). All material intercompany balances and transactions have been eliminated in consolidation.

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

         The results of operations for the nine and three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of approximately $1,912,000 for the year ended December 31, 1995, loses for the current nine month period ended September 30, 1996 of $2,193,000 and has used substantial amounts of working capital in its operations. At September 30, 1996, the Company reflected negative working capital of $2,122,770. At December 31, 1995 current liabilities exceeded current assets by $2,558,542. Further, in February 1996, the lender which had provided an asset based line of credit to the Company, suspended making advances under this line because the Company submitted accounts receivable to the lender which were in violation of the terms of the agreement. In April 1996, a bank which had provided the Company with mortgage financing for a building located in Islandia, New York, notified the Company that it was in both technical and monetary default of the agreements and a demand for full payment of principal and accrued interest was made. In January 1996, the Company obtained mortgage financing for its building in Brooklyn, New York. In April 1996, the bank which provided this mortgage financing notified the Company that it was accelerating the full balance of the notes due to non-payment and required immediate payment of all principal, accrued interest, late charges and attorney's fees.

                  LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

         Subsequent to the Company's year end of December 31, 1995, the landlord of a facility being leased in Juarez, Mexico, filed suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent. In addition, on March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of Lafayette Mexico. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette Mexico would pay the rent owed plus judicial costs. In the case of non-payment of two or more monthly rental payments in the future, the landlord could evict Lafayette Mexico without further litigation. In May 1996, the Company was ordered to vacate the premises due to non-payment of rent. Since May, the Company has continued to operate its Mexican facility and has remained on the premises.

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

                  LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

         In addition, the Company has raised since March, 1996, approximately $2,505,000 of capital through the sale of securities, including the sale of convertible debentures which bear interest at a rate of 8% per annum. $480,000 of these debentures are convertible to shares of common stock at a price of $.50 per share. $160,000 of these debentures were converted as of June 30, 1996 and the remaining balance of $320,000 were converted in July, 1996. $750,000 of additional debentures are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. Since June 30, 1996 the Company has sold an additional $275,000 of these convertible debentures and $275,000 of the original issue of $750,000 were converted into 135,802 shares. See also Note 6 re: Equity transactions.

NOTE 3 - ACQUISITION/DISCONTINUED OPERATIONS:

         Effective June 1, 1994, the Company acquired all of the issued and outstanding stock of two of its suppliers, Sunrise Display Fixtures, Inc. ("Sunrise") and Ridgewood Displays, Inc. ("Ridgewood). The $500,000 aggregate cost of these acquisitions, including goodwill of $177,896, was paid for by utilizing a portion of the cash proceeds from the Company's initial public offering which was completed in May 1994. The acquisitions were accounted for using the purchase method of accounting.

         During the first quarter of 1996, the Company adopted a plan to sell the operating assets subject to the assumption of certain liabilities of Sunrise, Ridgewood, Wood Techniques and Enterprise Realty II "the discontinued subsidiaries". The effective date of the sale is April 1, 1996. Sunrise and Ridgewood are selling assets of approximately $633,000 subject to liabilities of approximately $578,000 to East End Display Corp. Wood Techniques is selling assets approximating $682,000 subject to liabilities of $905,000 to AJK Associates, Inc. Enterprise Realty II is selling land and a building with a book value of approximately $1,587,000 subject to mortgage financing of approximately $1,364,000, also to AJK Associates, Inc. It is expected that these subsidiaries will still continue to supply merchandise to the Company subsequent to the sales. Since April 1, 1996, the Company is operating under the format that these transactions had occurred. To date, however, the aforementioned sales have not been finalized.

         Operating results of the discontinued subsidiaries for the nine and three months ended September 30, 1996 are shown separately in the accompanying statements of operations. The statement of operations for the corresponding periods in 1995 have been restated and operating results of the discontinued subsidiaries are also shown separately. These subsidiaries manufactured product for ultimate sale by TDH. As such, sales from these subsidiaries to TDH are not included in net sales in the accompanying statements of operations since they were eliminated in consolidation.

         Net assets/liabilities of the discontinued subsidiaries have been separately classified in the accompanying balance sheets at their net realizable value.

                  LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - FIXED ASSETS:

     Fixed assets consist of the following as of:
                                                          September 30     December 31
                                                              1996            1995
            Machinery and equipment (i)                   $2,166,145      $2,063,375
            Tools and dies                                   169,973         114,873
            Leasehold improvements                           335,214         335,214
            Building and improvements (ii)                 1,493,853       1,493,103
            Furniture and fixtures                           178,195         178,124
            Assets held under capitalized leases             557,516         557,516
                                                          ----------      ----------
                                                           4,900,896       4,742,205
     Less:  accumulated depreciation and amortization        382,320         271,882
                                                          ----------      ----------
                                                           4,518,576       4,470,323
     Add:   land (ii)                                        845,000         845,000
                                                          ----------      ----------
                                                          $5,363,576      $5,315,323
                                                          ----------      ----------

     (i) Included in machinery and equipment is $111,000 of interest costs which have been capitalized as part of the cost of the equipment which was being readied for use at the Company's facility in Mexico.

     (ii) This includes the real property located in Islandia, New York, owned by Realty II (see discontinued operations - Note 3) and the real property located in Brooklyn, New York, which is currently for sale. Included in the cost of the building is $62,658 of interest costs which were capitalized while the building in Islandia was being prepared for its intended use.

NOTE 5 - OTHER ASSETS:

     Other assets consisted of the following as of:

                                                    September 30    December 31
                                                        1996            1995
             Organization costs                        193,073       $449,240
             Deferred financing costs                  118,095             --
             Deferred consulting fees                       --         90,625
             Security deposits and other assets          7,776          7,776
                                                      --------       --------
                                                      $318,944       $547,641
                                                      --------       --------

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

         On April 17, 1996, the Company received $160,000 in exchange for two 8.5% promissory notes with a face value of $80,000 each. These notes also gave the holders the right to acquire an aggregate of 160,000 shares of the Company's common stock at a price of $.25 per share, which rights were exercised at the time of execution of the notes. In June, 1996, the holders, in accordance with the provisions of the notes, as amended, converted the principal amount of the notes to 320,000 shares of common stock.

         In May, 1996, the Company issued 8.5% promissory notes in the aggregate amount of $320,000, these notes being convertible to shares of the Company's common stock at a price of $.50 per share. The holders of these notes were also given the right to purchase an aggregate of 400,000 shares of the Company's common stock at a price of $.50 per share, which rights were exercised prior to June 30, 1996. In July, 1996 the holders converted the $320,000 promissory notes to shares of Lafayette's common stock at a price of $.50 per share.

         In connection with the above equity transactions,  the Company incurred
         $60,000  in  legal  costs,   which  amount  has  been  charged  against
         additional paid-in capital.

         During the second quarter, 982,500 shares previously held in escrow, which were not released, were returned to the Company and canceled.

         As of September 30, 1996 the Company had sold an aggregate of $1,025,000 in convertible debentures. These debentures bear interest at 8 % per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. In July, 1996, $275,000 of these debentures were converted to 135,802 shares of common stock.

         In August, 1996 2,000,000 shares of common stock were issued at $.25 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Introduction

        On January 16, 1992, TDH Group acquired substantially all of the assets of a corporation in debtor-in-possession status, subject to certain liabilities. Simultaneously, TDH Group contributed, as capital, the assets and liabilities acquired, to TDH Lafayette Industries, Inc., a New York corporation incorporated in January 1992 ("TDH Lafayette"). On December 22, 1993, Lafayette Industries, Inc. (the "Company"), through an exchange of stock with TDH Lafayette, accounted for as the reorganization of entities under common control (similar to pooling of interests), became the parent company of TDH Lafayette.

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

        The financial information presented herein includes: (i) balance sheets as of September 30, 1996 and as of the year ended December 31, 1995;
        (ii) statements of operations for the nine and three month periods ended September 30, 1996 and 1995 and (iii) statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

        Results of Operations

        Net sales for the nine months ended September 30, 1996 aggregated $5,681,429 as compared to the same period of the prior year of $13,618,577, a decrease of $7,937,148 or 58%. Net sales for the three months ended September 30, 1996 aggregated $1,054,589 as compared to $5,840,080 for three months ended September 30, 1995, a decrease of $4,785,491 or 82%. Management attributes these decreases to uncertainties in the retail industry which resulted in the major retailers holding back on buying the products offered by the Company. In addition, due to the poor results achieved in the prior year and the problems encountered with it's primary funding source (see Note 2 of Notes to the Financial Statements), the Company did not always have the funds necessary to manufacture product for sale during the current fiscal year.

        During the nine month period ended September 30, 1995, the Company reflected a gross profit percentage of approximately 29% as compared to a gross profit percentage of 27% for the nine month period ended September 30, 1996. The Company, during the quarter ended March 31, 1996 was selling product it had on hand at virtually no profit, in order to generate cash to pay expenses, as such this deflated the gross profit earned for the nine month period ended September 30, 1996, as compared to the prior year. During the quarters ended September 30, 1995 and 1996, the Company's gross profit percentage was 27% and 24% respectively.

        Operating expenses decreased from approximately $3,211,000 for the nine month period ended September 30, 1995 to approximately $3,180,000 for the nine month period ended September 30, 1996 a decrease of $31,000. Operating expenses decreased by approximately $429,000 when comparing the three month period ended September 30, 1995 to the same period of the current year. These decreases were caused by trimming of overhead expenses during the third quarter of 1996.

        Interest expense decreased by $53,000 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 as a result of decreased average borrowings. Interest expenses decreased by $73,000 when comparing the three month periods ended September 30, 1995 and 1996.

        The Company reflected a loss from continuing operations of $1,830,473 (or $.51 per share) for the nine month period ended September 30, 1996 as compared to income from continuing operations of $792,423 (or $.34 per share) for the comparative period of the prior year. The loss from continuing operations for the quarter ended September 30, 1996 was $557,900 ($.14 per share) as compared to income from continuing operations for the three months ended September 30, 1995 of $385,993 ($.15 per share). The principal reason for the significant loss in the current period was the reduction in sales and gross profit as described above.

        The Company reflected net income of $845,615 ($.27 per share) for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company reflected a net loss of $2,192,736 ($.61 per share). Net income for the three month period ended September 30, 1995 was $473,168 ($.27 per share) as compared to a net loss of $521,878 ($.13 per share) for the same period of the current year.

        Liquidity and Capital Resources

        At the year ended December 31, 1995 the Company reflected negative working capital (current liabilities in excess of current assets) of $2,558,542. At September 30, 1996, the Company reflected negative working capital of $2,122,770.

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

        In addition, in April 1996, another bank which in January 1996 provided mortgage financing aggregating $675,000 for a building acquired in Brooklyn, New York, notified the Company that they were accelerating the full balance of the notes due to non-payment and that they required full payment of all principal, accrued interest, late charges and attorneys fees.

        During the quarter ended March 31, 1996, the Company was notified by a finance company which provided equipment financing that it was in default of the agreement due to non-payment. At September 30, 1996 the Company owed $255,000 on this financing.

        During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit against Lafayette Products, S.A. de C.V. (Lafayette Mexico) requesting the eviction of Lafayette Mexico due to non-payment of rent. In addition, on March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of Lafayette Mexico. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette Mexico would pay the rent owed plus judicial costs. In the future and in the case of non-payment of two or more monthly rental payments, the landlord could evict Lafayette Mexico without further litigation. In May 1996, Lafayette Mexico was ordered to vacate the premises due to nonpayment of rent. Since May, Lafayette Mexico has continued to operate its facility in Mexico and has remained on the premises.

        In August 1996, the landlord of the Mexican facility filed a lien on the equipment in the facility. The Company believes the lien is without merit as Lafayette Mexico does not hold legal title to the property and intends to appear before the court in opposition of the lien.

        As a result of the aforementioned items the Company's auditors included a going concern qualification in the audit report for the year ended December 31, 1995. This qualification states that the financial statements by their nature assume that the Company will continue as a going concern but that the significance of the above items raise doubt that this is so. In addition, generally accepted accounting principles require the Company to state management's plans to ensure that the Company will be able to continue a going concern.

        Management's Plans

        On May 10, 1996, the Company signed a new agreement with the asset based line of credit lender. Pursuant to the terms of the agreement and in addition to several other terms and conditions, the Company agreed to reduce the outstanding balance due under the credit facility to no greater than $500,000, at which time the balance would become subject to a term loan payable in 12 quarterly installments and bear interest at a rate of prime plus 2% per annum. On May 10, 1996, the Company owed the lender approximately $1,800,000. The Company made a payment of $500,000 to the lender to make the agreement effective. The Company subsequently reduced the amount due under the facility to $500,000 and on August 8, 1996, the Company entered into a Term Loan Agreement with the lender in accordance with the above provisions. In accordance with the terms of the May 10, 1996 agreement, the lender has released its security interest in the Company's assets, however guarantees of certain officers of the Company will remain in force until the entire amount owed is paid in full.

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

        In addition, the Company has raised since March, 1996, approximately $2,505,000 of capital through the sale of securities, including the sale of convertible debentures which bear interest at a rate of 8% per annum. $480,000 of these debentures are convertible to shares of common stock at a price of $.50 per share. $160,000 of these debentures were converted as of June 30, 1996 and the remaining balance of $320,000 were converted in July, 1996. $750,000 of additional debentures are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date. Since June 30, 1996 the Company has sold an additional $275,000 of these convertible debentures and $275,000 of the original issue of $750,000 were converted into 135,802 shares.

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

        The Company has sold one of its' two buildings in Brooklyn, New York and has placed the other building up for sale. The ultimate goal of these sales is to use the proceeds therefrom to satisfy the outstanding mortgage obligation.

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

        In order for the Company to continue as a going concern, they will have to achieve positive cash flow from operations, reduce or restructure outstanding debt and/or raise additional equity capital. As mentioned above, plans for each of these items are currently being worked on by Company management.

        Inflationary Impact

        Since the inception of operations, inflation has not significantly affected the operating results of the Company, However, in past years inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

PART II: OTHER INFORMATION


ITEM 1. Legal Proceedings:

        During the quarter ended March 31, 1996, the landlord of the facility being leased in Juarez, Mexico, filed a suit in Mexican court against Lafayette Products, S.A. de C.V. (Lafayette Mexico), requesting the eviction of Lafayette Mexico due to non-payment of rent for October, November and December 1995. On March 14, 1996, the Court appointed an Intervener of Lafayette Mexico to control and manage the production operations of the Company. Subsequently, Lafayette Mexico and the landlord entered into an agreement before the Court whereby Lafayette would pay the rent owed plus judicial costs. In the future and in the case of non-payment of two or more monthly rental payments, the landlord could evict Lafayette without further litigation.

        In May 1996, Lafayette Mexico was ordered to vacate the premises. Since May, the Company has continued to operate its facility in Mexico and has remained on the premises.

        In August 1996, the landlord of the Mexican facility filed a lien on the equipment in the facility. The Company believes the lien is without merit as Lafayette Mexico does not hold legal title to the property and intends to appear before the Court in opposition of the lien.

ITEM 2. Change in Securities:

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


                                      LAFAYETTE INDUSTRIES, INC.
                                      -----------------------------------------
                                      Registrant



Date:  November 14, 1996              /s/Colin Halpern
                                      -----------------------------------------
                                      Colin Halpern, Vice President