Form 10QSB/A
period 1996-09-30
LAFAYETTE INDUSTRIES INC
filed 1997-02-04
CIK 918377

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

                                 Amendment No. 1

                    For the Quarter ended September 30, 1996


                           Commission File No. 0-25384



                           Lafayette Industries, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                           11-3190678
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                                140 Hinsdale St.
                            Brooklyn, New York 11207
               (Address of principal executive-offices) (Zip Code)

       Registrant's telephone number, including area code: (718) 346-3099




Purpose of Amendment:

To include amended financial statements for the quarter ended September 30, 1996 reflecting certain writeoffs taken with respect to discontinued subsidiaries and to include an amended Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                      Pages(s)
PART I.   Financial Information

ITEM 1.   Financial Statements

          Consolidated Condensed Balance Sheets - September 30,
          1996 (Unaudited) and December 31, 1995                           3

          Consolidated Condensed Statements of Operations
          - Nine and Three Months Ended September 30, 1996 and
          1995 (Unaudited)                                                 5

          Consolidated Condensed Statements of Cash Flows
          - Nine Months Ended September 30, 1996 and 1995
          (Unaudited)                                                      6

          Notes to Interim Consolidated Condensed Financial
          Statements (Unaudited)                                           8

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             13


SIGNATURES

EXHIBITS:

          EXHIBIT 11 -  Computation of Earnings Per Common Share

          EXHIBIT 27  -  Financial Data Schedule

PART I.  Financial Information
ITEM 1.  Financial Statements

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30, 1996              December 31, 1995
                                                                                    (Unaudited)                   (As Restated -
                                                                                ------------------                  see Note 3)
                                  - ASSETS -                                                                    -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                       $     8,480                      $    27,771
   Cash of discontinued subsidiary                                                           -                           14,512
   Accounts receivable - net of allowance for doubtful accounts of
    $20,000 and $82,268, respectively                                                1,041,879                        2,302,405
   Accounts receivable of discontinued subsidiary - net of allowance
    for doubtful accounts of $17,000                                                         -                          103,571
   Inventories                                                                         536,858                          436,858
   Inventories of discontinued subsidiary                                                    -                          307,079
   Due from affiliate                                                                   50,337                           50,337
   Due from officers                                                                   104,610                          104,610
   Prepaid expenses and other current assets                                            22,688                          140,349
   Prepaid expenses and other current assets of discontinued subsidiary                      -                            3,546
   Refundable income taxes                                                             190,414                          349,664
   Due from supplier of discontinued subsidiary                                              -                          330,714
   Net assets of discontinued subsidiaries (Note 3)                                          -                          130,060
                                                                                   -----------                      -----------
TOTAL CURRENT ASSETS                                                                 1,955,266                        4,301,476
NET ASSETS OF DISCONTINUED SUBSIDIARIES (Note 3)                                       490,000                                -
FIXED ASSETS (Note 4)                                                                2,709,527                        2,767,233
FIXED ASSETS OF DISCONTINUED SUBSIDIARY(Note 4)                                              -                        2,548,090
OTHER ASSETS(Note 5)                                                                   124,142                           96,672
OTHER ASSETS OF DISCONTINUED SUBSIDIARY(Note 5)                                              -                          450,969
                                                                                   -----------                      -----------
                                                                                   $ 5,278,935                      $10,164,440
                                                                                   -----------                      -----------

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                September 30, 1996              December 31, 1995
                                                                                    (Unaudited)                   (As Restated -
                                                                                ------------------                  see Note 3)
                              - LIABILITIES AND SHAREHOLDERS' EQUITY -                                          -----------------
CURRENT LIABILITIES:
   Note Payable - finance company (Note 2)                                         $   618,380                     $ 2,852,989
   Accounts payable and accrued expenses                                             1,414,858                       1,735,379
   Accounts payable and accrued expenses of discontinued subsidiary                    145,296                         485,144
   Accrued estimated costs of discontinued operation                                    50,000                               -
   Due to related party                                                                628,850                          37,000
   Mortgages payable (Note 2)                                                        2,078,718                       1,353,718
   Current portion of long-term debt (Note 2)                                          421,667                         255,000
   Capitalized lease obligations - current portion                                     460,873                          85,185
   Capitalized lease obligations of discontinued subsidiary- current portion           140,872                          55,603
                                                                                ------------------              --------------
TOTAL CURRENT LIABILITIES                                                            5,959,514                       6,860,018
                                                                                ------------------              --------------
LONG-TERM LIABILITIES:
   Capitalized lease obligations                                                             -                         272,157
   Capitalized lease obligations of discontinued operation                                   -                         118,257
   Convertible debentures                                                              750,000                               -
   Notes Payable (Note 2)                                                              333,333                               -
                                                                                ------------------              --------------
                                                                                     1,083,333                         390,414
                                                                                ------------------              --------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3) SHAREHOLDERS' EQUITY (Note 6):
   Capital stock, $.01 par value: 20,000,000 shares authorized; 5,335,802 shares of common stock issued and outstanding September 30, 1996; 2,532,500 shares
    (including 982,500 shares held in escrow) issued and outstanding
    December 31,1995                                                                    53,358                          25,325
   Additional paid-in capital                                                        5,976,132                       4,249,040
   Retained earnings (deficit)                                                      (7,781,630)                     (1,348,585)
   Foreign currency translation                                                        (11,772)                        (11,772)
                                                                                ------------------              --------------
                                                                                    (1,763,912)                      2,914,008
                                                                                ------------------              --------------
                                                                                    $5,278,935                     $10,164,440
                                                                                ------------------              --------------

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Nine Months Ended                Three Months Ended
                                                                            September 30                      September 30
                                                                            ------------                      ------------
                                                                       1996              1995             1996           1995
                                                                       ----              ----             ----           ----
                                                                                    (As restated-                   (As restated-
                                                                                      see Note 3)                     see Note 3)
NET SALES                                                          $ 4,021,451       $12,807,429      $   918,828    $ 5,436,644

COST OF GOODS SOLD                                                   3,396,401         9,171,449          730,424      4,021,144
                                                                   -----------       -----------      -----------    -----------
GROSS PROFIT                                                           625,050         3,635,980          188,404      1,415,500
                                                                   -----------       -----------      -----------    -----------

OPERATING EXPENSES:
   Selling expenses                                                    608,102           626,494          138,129        237,023
   General and administrative expenses                               1,454,542         2,056,183          452,010        789,524
                                                                   -----------       -----------      -----------    -----------
TOTAL OPERATING EXPENSES                                             2,062,644         2,682,677          590,139      1,032,647
                                                                   -----------       -----------      -----------    -----------
INCOME (LOSS) FROM OPERATIONS                                       (1,437,594)          953,303         (401,735)       382,853
                                                                   -----------       -----------      -----------    -----------

OTHER INCOME (EXPENSES):
   Interest Expense                                                   (180,301)         (233,411)         (25,392)       (98,785)
   Interest and other income                                             9,719           200,367           (6,547)       113,108
                                                                   -----------       -----------      -----------    -----------
                                                                      (170,582)          (33,044)         (31,939)        14,323
                                                                   -----------       -----------      -----------    -----------
INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                                 (1,608,176)          920,259         (433,674)       397,176

   Provision (credit) for income taxes                                       -           267,465                -        144,284
                                                                   -----------       ------------     -----------    -----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                       (1,608,176)          652,794         (433,674)       252,892

   Income (loss) from operations of discontinued
       subsidiaries - net of income taxes (Note 3)                    (584,560)          192,821          (88,204)       184,276
   Estimated (loss) on discontinued business segment
               net of income tax benefit of $0.00 (Note 3)          (4,240,309)                -       (4,240,309)             -
                                                                   -----------       -----------      -----------    -----------

NET INCOME (LOSS)                                                  $(6,433,045)      $   845,615      $(4,762,187)   $   437,168
                                                                   -----------       -----------      -----------    -----------

EARNINGS (LOSS) PER COMMON
   SHARE (Note 7):
     Continuing operations                                         $      (.45)      $       .43      $      (.11)   $       .15
     Discontinued operations                                              (.16)              .13             (.02)           .11
     Estimated loss on discontinued business segment                     (1.18)              . -            (1.10)           . -
                                                                   -----------       -----------      -----------    -----------
                                                                   $     (1.79)      $       .56      $     (1.23)   $       .26
                                                                   -----------       -----------      -----------    -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
   (Note 7)                                                          3,593,571           723,950        3,862,143      1,659,273
                                                                   -----------       -----------      -----------      ---------

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Nine Months Ended
                                                                                                          September 30
                                                                                                          ------------
                                                                                                 1996                     1995
                                                                                                 ----                     ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES ON CONTINUED OPERATIONS
   Net Income (loss)                                                                       $  (1,608,176)             $    652,794
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
           Depreciation and amortization                                                          58,527                    56,500
           Consulting fees                                                                        90,625                    45,000
           Provision for losses on accounts receivable                                           (62,268)                   22,500
       Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                              1,322,794                (2,458,255)
       Decrease (increase) in inventories                                                       (100,000)               (1,152,740)
       Decrease (increase) in prepaid expenses and other current assets                          117,661                  (593,878)
       Decrease (increase) in due from supplier                                                  330,714                         -
       Decrease (increase) in net assets of discontinued subsidiary                             (359,940)                        -
       Decrease in security deposits and other assets                                                  -                     4,459
       Increase (decrease) in accounts payable, accrued expenses                                (320,521)                2,110,824
       Increase in due to related party                                                          591,850                         -
       Increase (Decrease) in income taxes payable                                               159,250                   180,754
                                                                                               ---------               ------------
           Net cash (used) provided by operating activities                                      220,516                (1,132,042)
                                                                                               ----------              ------------

CASH FLOWS FROM OPERATING ACTIVITIES ON DISCONTINUED OPERATIONS
   Net Income (loss)                                                                       $  (4,824,869)             $   192,821
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
           Depreciation and amortization                                                         509,546                   135,990
           Provision for losses on accounts receivable                                           (17,000)                        -
           Provision for estimated future losses of discontinued operations                       50,000                         -
           Provision for loss on disposal of equipment on discontinued operations              2,645,654                         -
       Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                                                120,571                   (50,000)
       Decrease (increase) in inventories                                                        307,079                  (210,000)
       Decrease (increase) in prepaid expenses and other current assets                            3,546                         -
       Decrease in security deposits and other assets                                              1,729                         -
       Increase (decrease) in accounts payable, accrued expenses                                (339,848)                  290,000
                                                                                              -----------               ----------
           Net cash (used) provided by operating activities of
                        discontinued operations                                               (1,543,592)                  358,811
                                                                                              -----------                ----------

       NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                                        (1,323,076)                 (773,231)
                                                                                              -----------                 ---------

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                                     Nine Months Ended
                                                                                                          September 30
                                                                                                          --------- --
                                                                                                 1996                     1995
                                                                                                 ----                     ----
CASH FLOWS FROM INVESTING ACTIVITIES  ON CONTINUING OPERATIONS
Purchases of fixed assets                                                                           (821)                        -
   Loans and advances to officer                                                                       -                   (27,693)
                                                                                              ----------                ----------
           Net cash (used) by investing activities                                                  (821)                  (27,693)
                                                                                              ----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES  ON DISCONTINUING OPERATIONS
Purchases of fixed assets                                                                       (157,870)               (2,524,613)
   Organization costs                                                                                  -                  (702,039)
                                                                                              ----------                ----------
           Net cash (used) by investing activities                                              (157,870)               (3,226,652)
                                                                                              ----------                ----------

       NET CASH (USED) BY INVESTING ACTIVITIES                                                  (158,691)               (3,254,345)
                                                                                              -----------               -----------


CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS
   Net (repayments) proceeds from notes payable                                               (2,234,609)                3,296,555
   Repayment of capitalized leases                                                               (46,469)                  (27,478)
   Repayment of loans payable                                                                          -                   (33,750)
   Proceeds from mortgage and equipment financing                                                725,000                         -
   Financing costs                                                                              (118,095)                        -
   Proceeds from capitalized leases                                                              150,000                         -
   Proceeds from term loan                                                                       500,000                         -
   Proceeds from issuance of promissory notes and convertible debentures                         750,000                         -
   Net proceeds from sale of common stock                                                      1,755,125                   600,000
                                                                                               ---------                ----------
           Net cash provided by financing activities                                           1,480,952                 3,835,327
                                                                                              ----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUING OPERATIONS
   Net (repayments) proceeds from notes payable                                                  (32,988)                        -
                                                                                              ----------                ----------
           Net cash (used) by financing activities                                               (32,988)                        -
                                                                                              ----------                ----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,447,964                 3,835,327
                                                                                               ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (33,803)                 (192,249)
       Cash and cash equivalents, at beginning of year                                            42,283                   295,795
                                                                                             -----------               -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                  $     8,480               $   103,546
                                                                                             -----------               -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
           Interest - net of amounts capitalized                                             $   106,301               $   260,493
           Taxes                                                                                       -                   407,427

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

NOTE 2 -          GOING CONCERN UNCERTAINTY:

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of approximately $1,912,000 for the year ended December 31, 1995, loses for the current nine month period ended September 30, 1996 of $6,433,045 and has used substantial amounts of working capital in its operations. At September 30, 1996, the Company reflected negative working capital of $4,004,248. At December 31, 1995 current liabilities exceeded current assets by $2,558,542. Further, in February 1996, the lender which had provided an asset based line of credit to the Company, suspended making advances under this line because the Company submitted accounts receivable to the lender which were in violation of the terms of the agreement. In April 1996, a bank which had provided the Company with mortgage financing for a building located in Islandia, New York, notified the Company that it was in both technical and monetary default of the agreements and a demand for full payment of principal and accrued interest was made. In January 1996, the Company obtained mortgage financing for its building in Brooklyn, New York. In April 1996, the bank which provided this mortgage financing notified the Company that it was accelerating the full balance of the notes due to non-payment and required immediate payment of all principal, accrued interest, late charges and attorney's fees.

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

                  As of September 30, 1996, the Company remains in litigation in an attempt to recover the seized assets of the Mexican facility. Due to the uncertainty of the outcome of this litigation, the Company has placed in reserve the net assets of this subsidiary (approximately $4.2 million) and has reflected this loss as a discontinued subsidiary.

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

                  (A)During the first quarter of 1996, the Company adopted a plan to sell the operating assets subject to the assumption of certain liabilities of Sunrise, Ridgewood, Wood Techniques and Enterprise Realty II "the discontinued subsidiaries". The effective date of the sale is April 1, 1996. Sunrise and Ridgewood are selling assets of approximately $633,000 subject to liabilities of approximately $578,000 to East End Display Corp. Wood Techniques is selling assets approximating $682,000 subject to liabilities of $905,000 to AJK Associates, Inc. Enterprise Realty II is selling land and a building with a book value of approximately $1,587,000 subject to mortgage financing of approximately $1,364,000, also to AJK Associates, Inc. It is expected that these subsidiaries will still continue to supply merchandise to the Company subsequent to the sales. Since April 1, 1996, the Company is operating under the format that these transactions had occurred. To date, however, the aforementioned sales have not been finalized.

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

                  (B)As of September 30, 1996, the Company remains in litigation in an attempt to recover the seized assets of its subsidiaries in Texas and Mexico. Due to the uncertainty of the outcome of this litigation, the Company has placed in reserve the net assets of this subsidiary and has reflected this loss on the financial statements as a discontinued subsidiary. The 1995 and 1996 figures have been restated to reflect this change.

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -          FIXED ASSETS:

                  Fixed assets consist of the following as of:
                                                                                     September 30            December 31
                                                                                         1996                    1995
                                                                                         ----                    ----
                           Machinery and equipment of
                                          discontinued subsidiary                   $ 2,166,145(i)          $ 2,063,375
                           Tools and dies of discontinued subsidiary                    169,973(i)              114,873
                           Leasehold improvements of discontinued subsidiary            335,214(i)              335,214
                           Building and improvements (ii)                             1,493,853               1,493,103
                           Furniture and fixtures                                       146,300                 146,229
                           Furniture and fixtures of discontinued subsidiary             31,895(i)               31,895
                           Assets held under capitalized leases                         398,347                 398,347
                           Assets held under capitalized leases of
                                     discontinued subsidiary                            159,169(i)              159,169
                                                                                    -----------              ----------

                           Fixed assets of operating company                          2,038,500               2,037,679
                  Less:    accumulated depreciation and amortization                    173,973                 115,446
                                                                                    -----------              ----------
                                                                                      1,864,527               1,922,233
                  Add:     land (iii)                                                   845,000                 845,000
                                                                                    -----------              ----------
                           Total fixed assets of operating company                   $2,709,527              $2,767,233
                                                                                    -----------              ----------

                           Fixed assets of discontinued subsidiary                    2,862,396(i)            2,704,526
                  Less:    accumulated depreciation and amortization                    208,347(i)              156,436
                                                                                    -----------              ----------
                           Total fixed assets of discontinued subsidiary              2,654,049(i)            2,548,090

                  (i) Fixed assets of the Texas and Mexican subsidiaries with a book value of $2,654,049 have been reserved for the estimated loss of the discontinued subsidiary and the uncertainty of the ongoing litigation.(Note
                           3)
                  (ii) This includes the real property located in Islandia, New York, owned by Realty II (see discontinued operations - Note 3) and the real property located in Brooklyn, New York, which is currently for sale. Included in the cost of the building is $62,658 of interest costs which were capitalized while the building in Islandia was being prepared for its intended use.

NOTE 5 -          OTHER ASSETS:

                  Other assets consisted of the following as of:
                                                                                     September 30            December 31
                                                                                         1996                    1995
                                                                                         ----                    ----
                           Organization costs of discontinued subsidiary            $         -(i)          $ 449,240
                           Deferred financing costs                                     118,095                     -
                           Deferred consulting fees                                           -                90,625
                           Security deposits and other assets                             6,047                 6,047
                           Security deposits and other assets
                                    of discontinued subsidiary                                -(i)              1,729
                                                                                       --------               ---------
                                                                                       $124,142               $ 547,641
                                                                                       --------               ---------

                  (i) Organization costs of $193,073 and security deposits of $1,729 were written off as a result of the discontinued Mexican operation.

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

                  During the period of May 1996 through July 1996 $1,025,000 in convertible debentures were sold of which $275,000 were converted to 135,802 shares of common stock. These debentures bear interest at 81/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or 75% of the market value of the common stock on the day immediately preceding the conversion date.

                  In August, 1996 2,000,000 shares of common stock were issued at $.25 per share pursuant to Regulation S of the Securities Act of 1933.

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

                  In the first quarter of 1996, the Company began plans to discontinue three of its operating manufacturing subsidiaries (Sunrise, Ridgewood and Wood Techniques) and one real estate subsidiary, Realty II. Effective April 1, 1996, the Company intends to sell the assets subject to certain liabilities of these subsidiaries to the individuals currently managing these companies. The Company will continue to use these entities to manufacture the products it sells on an arms length transaction basis. The results of operations of the subsidiaries which are to be disposed of are reflected on the statement of operations as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30.

                  Results of Operations

                  Net sales for the nine months ended September 30, 1996 were $4,021,451 as compared to the same period of the prior year of $12,807,429, a decrease of $8,785,978 or 69%. Net sales for the three months ended September 30, 1996 aggregated $918,828 as compared to $5,436,644 for three months ended September 30, 1995, a decrease of $4,785,491 or 83%. Management attributes these decreases to uncertainties in the retail industry which resulted in the major retailers holding back on buying the products offered by the Company. In addition, due to the poor results achieved in the prior year and the problems encountered with it's primary funding source (see Note 2 of Notes to the Financial Statements), the Company did not always have the funds necessary to manufacture product for sale during the current fiscal year.

                  During the nine month period ended September 30, 1995, the Company reflected a gross profit percentage of approximately 28% as compared to a gross profit percentage of 16% for the nine month period ended September 30, 1996. The Company, during the quarter ended March 31, 1996 was selling product it had on hand at virtually no profit, in order to generate cash to pay expenses, as such this deflated the gross profit earned for the nine month period ended September 30, 1996, as compared to the prior year. During the quarters ended September 30, 1995 and 1996, the Company's gross profit percentage was 26% and 21% respectively.

                  Operating expenses decreased from approximately $2,682,677 for the nine month period ended September 30, 1995 to approximately $2,062,644 for the nine month period ended September 30, 1996 a decrease of $620,033. Operating expenses decreased by approximately $442,508 when comparing the three month period ended September 30, 1995 to the same period of the current year. These decreases were caused by trimming of overhead expenses during the three quarters of 1996.

                  Interest expense decreased by $53,000 for the nine month period ended September 30, 1996 as compared to the nine month period ended September 30, 1995 as a result of decreased average borrowings. Interest expenses decreased by $73,000 when comparing the three month periods ended September 30, 1995 and 1996.

                  The Company reflected a loss from continuing operations of $1,608,176 (or $.45 per share) for the nine month period ended September 30, 1996 as compared to income from continuing operations of $652,794 or $.43 per share) for the comparative period of the prior year. The loss from continuing operations for the quarter ended September 30, 1996 was $433,674 ($.11 per share) as compared to income from continuing operations for the three months ended September 30, 1995 of $252,892 ($.15 per share). The principal reason for the significant loss in the current period was the reduction in sales and gross profit as described above.

                  The Company reflected net income of $845,615 ($.56 per share) for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company reflected a net loss of $6,433,045 ($1.79 per share). Net income for the three month period ended September 30, 1995 was $437,168 ($.26 per share) as compared to a net loss of $4,762,187 ($1.23 per share) for the same period of the current year.

                  Liquidity and Capital Resources

                  At the year ended December 31, 1995 the Company reflected negative working capital (current liabilities in excess of current assets) of $2,558,542. At September 30, 1996, the Company reflected negative working capital of $4,004,248.

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

                  As of September 30, 1996, the Company remains in litigation in an attempt to recover the seized assets of the Mexican facility. Due to the uncertainty of the outcome of this litigation, the Company has placed in reserve the assets of this subsidiary and has reflected this loss as a discontinued subsidiary.

                  As a result of the aforementioned items the Company's auditors included a going concern qualification in the audit report for the year ended December 31, 1995. This qualification states that the financial statements by their nature assume that the Company will continue as a going concern but that the significance of the above items raise doubt that this is so.

                  On December 20, 1996 Lafayette entered into an agreement with SIS Capital Corp. whereby Lafayette acquired SES Holdings, Inc., a majority-owned subsidiary of Consolidated Technology Group Ltd. The acquisition was effected through the issuance of shares of a newly-created series of preferred stock of Lafayette which will be convertible into 65% of Lafayette's common stock on a fully-diluted basis, after giving effect to certain proposed financings. As a result of the acquisition, and upon conversion of the preferred stock, Consolidated Technology Group Ltd. will become the principal stockholder of Lafayette.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LAFAYETTE INDUSTRIES, INC.
                                    --------------------------
                                    Registrant


Date:  January 28, 1997             /s/Lloyd C. Robinson
                                    --------------------
                                    Lloyd C. Robinson - Chief Financial Officer

                   LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                                                                          Nine Months Ended                Three Months Ended
                                                                             September 30                     September 30
                                                                             ------------                     ------------
                                                                         1996            1995              1996           1995
                                                                         ----            ----              ----           ----
PRIMARY EARNINGS:
   Earnings (loss) from continuing operations                        $(1,608,176)     $   652,794      $   (433,674)    $  252,892
   Earnings (loss) from discontinued operations                         (584,560)         192,821          ( 88,204)       184,276
   Estimated loss on discontinued business segment                    (4,240,309)                        (4,240,309)             -
                                                                     -----------      -----------      ------------     ----------
                                                                     $(6,433,045)     $   845,615      $ (4,762,187)    $  437,168
                                                                     -----------      -----------      ------------     ----------


SHARES:
   Weighted average number of common shares
     outstanding                                                       3,593,571        2,178,288         3,862,143      2,532,500

   Weighted average number of common shares
     treated as held in escrow and canceled
     subsequent to March 31, 1996                                              -         (982,500)                -       (982,500)

   Assuming conversion of stock options and warrants                           -          327,289                 -        109,273
                                                                      ----------      -----------      ------------     ----------
                                                                       3,593,571        1,523,077         3,862,143      1,659,273
                                                                      ----------      -----------      ------------     ----------

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations                                             $      (.45)     $       .43      $       (.11)    $      .15
   Discontinued operations                                                  (.16)             .13              (.02)           .11
   Estimated discontinued business segment                                 (1.18)             . -             (1.10)           . -
                                                                     -----------      -----------      ------------     ----------
                                                                     $     (1.79)     $       .56      $      (1.23)    $      .26
                                                                     -----------      -----------      ------------     ----------