Form 10KSB
period 1996-12-31
LAFAYETTE INDUSTRIES INC
filed 1997-04-15
CIK 918377

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______________ to
_____________.

                              Commission file Number 0-25384

                                LAFAYETTE INDUSTRIES, INC.
                  (Exact name of registrant as specified in its charter)


                   Delaware                                      11-3190678
(State or other jurisdiction of incorporation or o(I.R.S.tEmployer
                     Identification Number)

          160 Broadway, New York, NY                               10038
   (Address of principal executive offices)                      (Zip Code)


            Registrant's telephone number, including area code: (212) 233-4500

             Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of the Act:


             Title of Each Class        Outstanding shares as of March 31, 1997
             -------------------      ---------------------------------------

    Common Stock, par value 0.01 per share                       13,440,000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

For fiscal year ended December 31, 1996, the Company had revenues of $6,073,000.

As of March 31, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $12,926,158.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 and 11 are incorporated by reference to registrant's proxy statement to be filed with the Commission within 120 days from the end of the registrant's fiscal year.

Item 1. Business

Introduction

Since December 20, 1996, the principal business of Lafayette Industries, Inc., (the "Company" or "Lafayette") has consisted of four primary business segments:
(1) Electro-Mechanical and Electro-Optical Products Manufacturing which consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices and debit card vending machines;
(2) Audio Products Manufacturing which consists of a subsidiary that manufactures and sells a professional line of loudspeakers; (3) Prepaid Telephone Calling Cards, which consists of a subsidiary that sells telephone debit cards; and (4) Fingerprint Identification Products which consists of a subsidiary that is developing a fingerprint identification system. During the years ended December 31, 1996, 1995 and 1994, the Company's segments revenue as a percentage of total was as follows:


                                                 1996         1995         1994
                                                   ----       ----          ---
Audio Products Manufacturing                      53%          14%           --
Electro-Mechanical and Electro-Optical Products
 Manufacturing                                    39           86%          100%
Prepaid Telephone Calling Cards                   8%           --           --
Fingerprint Identification Product                 --           --           --

Additional financial information regarding the Company's business segments is presented in the Company's financial statements including revenues, operating income or loss and identifiable assets attributable to each of the Company's business segments. Lafayette's revenue and net loss reflect the consolidated revenue and results of operations of its subsidiaries.

All of Lafayette's operating subsidiaries are indirectly owned or controlled through SES Holdings, Corp., ("SESH"), which is a Delaware corporation that was organized in July 1992 and is a wholly owned subsidiary of Lafayette. Set forth below is a description of the Company's business segments.

AUDIO PRODUCTS MANUFACTURING

The audio products manufacturing segment reflects the operations of WWR Technology, Inc., ("WWR"), which is a wholly owned subsidiary of SESH. WWR was incorporated in 1992 for the purpose of acquiring the professional products business segment of the Klipsch(tm) loudspeaker line from Klipsch and Associates, Inc. ("KA"). WWR acquired the inventory, tooling, equipment and certain licenses from KA as part of such purchase. The predecessor to KA was founded in the mid 1940's by Paul W. Klipsch and has established itself as a leader in loudspeaker design and innovation. KA's primary market traditionally has been the home high fidelity loudspeaker business. Concurrently, it has developed a reputation as a manufacturer of rugged, well designed loudspeakers for the professional, commercial and theater sound markets. The acquisition of the Klipsch(tm) Professional product line gives WWR one of the most long-established and, WWR believes, recognizable brand names in the industry. After WWR's acquisition of the Klipsch(tm) professional loudspeaker line from KA, KA continued to manufacture products and provide other related services to WWR pursuant to a manufacturing agreement between WWR and KA. In August 1994, WWR entered into a lease for a manufacturing facility in Hope, Arkansas and between August and October 1994 moved all of its manufacturing and related services into the newly leased facility. In connection with the completion of this move, the manufacturing agreement with KA was terminated.

The nature of WWR's business is to market and sell loudspeakers and related products to the professional audio market. The professional audio market is defined as any application for loudspeakers other than those used for home and automotive entertainment purposes. Generally, this is a definition of the difference between "home entertainment" and commercial sound reproduction. As part of the future development of commercial sound reproduction, WWR believes that the application of digitally controlled and processed signals to control and enhance the performance of professional loudspeakers will become a significant factor in the marketplace. WWR believes it has access to the resources needed, on an as-needed contractual basis with original equipment manufacturers, to successfully develop these products although there can be no assurance that it will be able to do so.

Markets and Marketing

Products are sold through a network of domestic and international independent manufacturers' representatives, who are compensated on a commission basis to retailers, distributors, sound contractors installers and occasionally to end users. WWR assumed the responsibility for international sales from KA in the spring of 1993, and such sales currently constitute a significant portion of WWR's total sales. During 1996, 1995 and 1994 international sales constituted approximately 20%, 20% and 23% of total sales, respectively. International sales are made to appointed distributors in individual countries and the distributors resell and service the products within their respective countries.

The  Markets  for the  products  include,  but are not  limited  to:  contractor
installation  of  sound  systems,  paging  systems,   musical  instrument  sound
re-enforcement, public address, concert sound, fixed installation, touring sound, theater and sound re-enforcement. End users of the products include: churches, synagogues, stadiums, concert halls, restaurants, schools, musical performers, movie theaters and all other applications where information and/or entertainment is presented to the public in a commercial venue.

The contractor installation market is comprised of customers of WWR. These customers bid on installation of audio systems based on specifications provided by acoustical consultants in the process of designing or renovating commercial properties, restaurants, nightclubs, churches, concert halls, stadiums and other similar buildings. The requirements for each project vary according to the need and purpose of the facility and the sound systems and the types of loudspeakers range from small speakers for simple paging systems to very large speakers for concert halls, theaters or stadiums. WWR sees this market as having significant growth potential for its products and has developed and continues to develop products targeted to the various needs of this market.

The musical instrument market includes retail sale of products to professional and amateur musicians. Loudspeakers in this market have two general purposes:
(1) the reproduction of amplified or electronic instruments, and (2) the re-enforcement of voice and acoustic instruments. A portion of WWR's product line is targeted specifically to this product and the product line for this market has been expanded by WWR with new loudspeakers introduced in 1994 and plans to continue to introduce additional new products in 1995.

The motion picture theater market has improved over the past few years as a result of the increase in the number of motion pictures including digital film sound tracks. Digital based sound reproduction systems were subsequently introduced in motion picture theaters and while there has been little new construction of movie theaters, the current trend is to upgrade the sound reproduction systems in current theaters. WWR is upgrading its motion picture product line to meet the needs of this market. The concert and touring sound market is comprised of two segments: (1) the tours of the "big" name entertainers handled by major international touring sound companies, and (2) the smaller regional or national sound companies that provide services to lesser known performers and events. While there are significant sales in the major international touring sound companies market as a whole, the loudspeaker portion is dominated by the proprietary enclosure (cabinet) designs of the large touring sound companies using the raw frame components made by original equipment manufacturers, including WWR. WWR has a number of raw frame component drivers that have significant potential in this market. Success in this portion of the market must be viewed as a marketing tool; by having its products selected for use on major tours, WWR has the opportunity to be associated with the success of the tour and/or the artist. The smaller regional touring companies represent a greater opportunity for WWR as these customers are not as likely to be building their own enclosures and, therefore, purchase whole speaker systems.

New Products

WWR is engaged in market research to determine the specific needs of the end user so as to develop new market oriented products. Two new trapezoidal shaped loudspeakers have been introduced for use in various commercial applications. Currently under development are the following: a new line of loudspeakers designed for the musical instrument market, two new medium format (size) horns for use in fixed installations and updating of the motion picture product line utilizing newly developed components. A line of loudspeakers designed for the musical instrument market were put into production and became available for purchase in October 1994 and it is expected that the new construction techniques and materials for this line of loudspeakers will enable WWR to achieve higher gross profit margins.

Competition

The industry is comprised of a large number of competing manufacturers, the majority of which are of little overall impact in the market. Generally, the smaller firms specialize in selected portions of the market as opposed to offering a wide array of products. However, there are two dominant competitors in the overall professional loudspeaker industry - Harmon International Industries, Inc. (Harmon) which owns a number of product lines including JBL and Mark IV industries, Inc. which owns Electro Voice (EV), Altec Lansing (Altec) and University Sound (University). Other competitors include, but are not limited to, Bose Corporation, Peavey Electronics, Inc., Apogee Sound, Inc., Meyer Sound Laboratories, Inc. and Eastern Acoustic Works, Inc. WWR provides high quality products for all segments of the market but, due to the relatively smaller size of the product line offered by WWR, it is not able to compete with JBL and EV on a model by model basis. It is the plan of WWR to continue niche marketing, while expanding is product offerings as business conditions allow. WWR's general pricing policy and distribution is to offer its high quality products at competitive prices and to limit the distribution of Klipsch(tm) Professional products to a selected group of retail and contractor customers. By doing so, WWR is able to position Klipsch(tm) Professional as a "limited distribution" product line offering the contractor and retailer the opportunity to differentiate themselves in the range of products they offer and to further enhance their profit margins by offering products that are not as easily "shopped for price".

Licenses

As part of the purchase of substantially all of the assets of the Klipsch(tm) Professional loudspeaker business from KA, WWR received a non-exclusive trademark license for the use of KA's trademark "Klipsch(tm)" in conjunction with various professional loudspeaker products ("Licensed Products") provided that the trademark is used only in combination with the terms "Professional Loudspeakers," "Professional Products," "Pro Loudspeakers," Pro Products" or a similar designation pre-approved by KA. WWR also has agreed to indicate that "Klipsch(tm)" is a registered trademark of KA. The licenses are world-wide and royalty free, and KA has agreed not to grant licenses and/or otherwise permit others to use in the professional market the trademarks and certain design patents licensed to WWR. However, the licenses are terminable if WWR defaults in certain of their respective obligations to KA, becomes bankrupt or insolvent or reorganizes or ceases to use the "Klipsch(tm)" trademark for 18 or more consecutive months. The loss of these licenses would effectively eliminate the ability of WWR to continue to sell under the Klipsch(tm) Professional brand, however it would not prohibit WWR from seeking other professional loudspeaker products to distribute through its distribution network. WWR believes that, while WWR's relationship with KA is good, there can be no assurance that there will be no future developments which will cause a termination of the licenses.

Employees

As of December 31, 1996 WWR had 42 employees None of WWR's employees are represented by a labor organization, and WWR believes that its employee relations are good.

ELECTRO-MECHANICAL AND ELECTRO-OPTICAL PRODUCTS MANUFACTURING

The  electro-mechanical  and  electro-optical   products  manufacturing  segment
reflects the operations of Sequential Electronic Systems, Inc., ("SES"), and S-Tech, Inc., ("S-Tech"), which are wholly owned subsidiaries SESH.

Sequential Electronic Systems, Inc.

SES is a Delaware corporation organized in 1985. The principal products manufactured by SES are optical encoders, encoded motors and limit programmers.

Products Manufactured

Optical encoders, like those that are produced by SES, are utilized in almost every manufacturing process where position is required as a part of the manufacturing process. Encoders are used as position sensors on CNC machines, packaging machinery, etc., in industries such as food packaging, manufacture of paper products, and as measurement devices on medical equipment. Additionally, SES furnishes encoders to the military for such applications as position transducers for the Multi-Launch Rocket System and for the Patriot Missile Defense System. Both of these systems were extensively used in the Gulf War. SES encoders are also used in the latest state-of-the-art NEXRAD weather system. SES high resolution encoders provide azimuth and elevation data on the National Aeronautics and Space Administration's telemetry tracking antennas located around the world.

Encoded motors are used as capstan drives in weather map recorders and state-of-the-art instrumentation tape recorders. These recorders are used by the government in antisubmarine warfare detection systems and in seismic measurement recording systems.

Limit programmers are primarily designed in industry to control the sequence of events required during the manufacturing process. SES limit programmers are found in machinery to manufacture tires, toilet tissue, disposable diapers, as well as machinery used to package bread, cake, coffee, soap and other consumer purchased products. SES limit programmers provide direct digital position output, allowing for the direct transfer of digital position information to microcomputer based control systems.

Markets, Marketing and Competition

Revenue for SES has decreased from the prior periods, amounting to $1,363,000, $2,556,000 and $3,035,000 for 1996, 1995 and 1994 respectively. Revenues from two U.S. government agencies amounted to $893,000 and $563,000 for 1995 and 1994, respectively, which comprised 20% and 15% , respectively, of total revenues for 1995 and 1994. No revenues were earned from these government agencies in 1996. SES believes that the high resolution encoder market is becoming a significant market to the U.S. government again after a no-budget year for 1996. Primary areas of sales for high resolution encoders are the missile test ranges under the heading of Missile Range Instrumentation. U.S. government facilities that are anticipated to be covered are Air Force bases that are tied into respective weapons test centers. In order to take advantage of fiscal 1997 U.S. government budgets and new programs, an effort is being made to determine the level of upcoming new procurements and upgrading of existing range instrumentation. Photo-Sonics, a Burbank, California company is a major supplier of missile range instrumentation devices to the U.S. government and a significant portion of Photo Sonics devices use encoders manufactured by SES. In order for SES to reestablish itself as a leader in the military type hardware, it will require visits and presentations to weapons test centers and the utilization of the Photo-Sonics sales force.

Related to non-military applications, SES presently completed an order for prototype units for ABB Daimen Benz for encoders. These units are currently in evaluation for use as part of the speed control system for rail cars.

The future growth of SES will require a restructuring of existing product lines as the current product lines may not be sufficient to sustain the growth of SES. The future spending of the U.S. government on military related projects has been and will continue to be volatile due to unpredictability of amounts budgeted for military spending. As such, no assurances can be given that SES will be able to produce sales volumes that will sustain its planned growth.

Government Regulation

As a manufacturer of products that are used in devices purchased by the Defense Department or its contractors, SES is subject to the provisions of the procurements regulations of the Defense Department. These regulations generally provide the government with the right to terminate the contract for the convenience of the Defense Department, and, in certain cases may include provisions for renegotiation. The Department of Defense also has regulations pursuant to which the Defense Department may inspect a contractor's or sub-contractor's manufacturing facilities. Such inspectors frequent SES's facilities on a regular basis.

Employees

As of December 31, 1996, SES had 21 employees. None of SES's employees are represented by a labor organization, and SES believes that its employee relations are good.

S-Tech, Inc.

S-Tech is a Delaware corporation that was organized in June 1992. S-Tech is a design and manufacturing facility which has several unique and specialized product lines which consist of specialized vending machines, avionics equipment and industrial lighting.

Markets, Marketing and Competition

Specialized vending is used to describe a vending product which includes sophisticated electronic circuitry and or computer software. The vending products presently being manufactured under contract include prepaid telephone debit card machines, automated payment centers, information kiosks and stamp machines. S-Tech has entered into contracts with such major companies as ConEdison, NYNEK and Kinkos. Previously, S-Tech manufactured in excess of 11,000 stamp machines for the United States Postal Service and designed and manufactured the token vending machines for the New York City Transit Authority.

The avionics equipment manufactured by S-Tech consists primarily of various cockpit instruments and oil pressure transmitters. The majority of these products require a qualified product list designation ("QPL"). The QPL list consists of qualified products, with a limited number of approved sources, which are purchased by the Department of Defense, contractors and subcontractors. In many instances this QPL designation places the company in a highly advantageous competitive position as it pertains to government contracts by limiting the number of qualified bidders. In addition, S-Tech responds to "build-to-print" solicitations which are subject to competitive bidding. These products are manufactured in accordance with drawings and data packages provided by the Department of Defense or other procuring agencies.

S-Tech's revenues for 1996 and 1995 was $1,015,000 and $2,556,000, respectively.

Telephone Debit Card Vending

The specialized vending product line offers the maximum opportunity for long-term growth and profitability. The specific products that S-Tech is currently targeting are the prepaid telephone calling card machines and the automated bill payment centers. The prepaid telephone calling card machines require that S-Tech be able to provide its customers with a card that is dispensed from the machine. In response to a recent industry demand, S-Tech has designed a prepaid telephone calling card machine for the purpose of dispensing calling cards. Pre-paid calling cards are already used worldwide as the most convenient and affordable means of making long-distance telephone calls made away from home. The telephone debit card vending machines are used in a variety of locations such as bus stations, airports, cruise lines, rental car locations, hotel lobbies, gift shops, nursing homes, train stations and gas stations.

Automated Payment Centers

S-Tech's experience in the USPS programs and in specialty vending products permitted the company to expand their product base into a number of new areas. The most important of these is the Automated Bill Payment Center. S-Tech is presently under contract to design, develop and manufacture a customer operated Bill Payment Center for a major utility company and is being considered by two
(2) other public service companies for a similar unit. The unit is simple in operation, aids the user with visual prompts, accepts currency, prints a transaction report, and provides change to the customer. Customer interface with the system begins with a touch screen selection button, Start Transaction or English/Spanish selection. The system responds with the first help screen showing an animated version of the bill form. The screen will then show how the bill is to be inserted into the bar code scanner on the payment machine. Software identifies when the bill form is in place, and will automatically begin the scan. Three attempts will be programmed, after which, the system will flag the second help screen. The second help screen will show in animated form the proper method for reading and manually punching in the account number as it appears on the bill form. The animation shows where the account number appears, the number of characters, and how to use the touch screen keypad.

Once the account number has been entered the system uses the existing public service company's software to interface with their main-frame system. This interface retrieves the customer name, address, and all other pertinent billing facts such as usage, current balance due, and account status (ie. the same information that is available to the current clerk operated system). When the system asks for a confirmation, the touch screen will again be enabled for a response. Upon a positive response the system provides a help screen to aid in the selection of the account payment. An animated screen will demonstrate a complete or partial payment, enable the currency validator and display how bills are to be inserted. The system will also instruct the customer to insert large bills first so that an undesired change situation will be avoided. Once payment is received and validated, the account is credited and the account transaction is forwarded to the main frame where it is registered. Change is always given in the largest denomination available. The payment centers use intelligent routines which will prevent the input of currency in an undesirable manner and in turn prevent situations where a larger than normal amount of change must be dispensed. The program will be used to dispense change in the most efficient manner to assure that the system will remain in operation for as long as possible. For the average $6.50 of change dispensed, the unit will be able to service several hundred clients in terms of change in $5 and $1 bills, quarters, nickels and pennies.

The final step in the transaction sequence is the printing of a receipt and recording of the transaction. The machine will automatically switch to the display mode in English until a customer initiates the transactions or bilingual mode. A telephone line is provided on the payment center to permit the customer to speak with a representative of the public service company if clarification is required or verification is needed such as "reinstalling a disconnect notice". The system automatically requests service when any of the utility functions approach a level which can cause an "out of service" condition within several transactions. If service is not accomplished a threshold is established upon which the system disables. Items such as a low currency dispenser, low coin hopper, printer paper low, floppy disc near full condition, or the bill validator is full will generate an alert signal to be sent to the appropriate monitor. Special software monitors bill volume so that a stacker full signal is avoided (which will remove the unit from operation). This condition must be avoided because it could occur in the middle of a transaction where it will lead to an unacceptable level of customer stress and inconvenience.

The following options can also be provided: Single frame video of customer(s). Audio (interactive) or message upon initial customer contact with touch screen. Special signage.
      Credit/Debit card payments.
      Permit payment for other public service companies
      Bilingual graphics.
      Vending of standard Prepaid Telephone Calling Cards
      Alarm system (security)

The most significant of these options is the ability to support other public service companies by providing an interactive communications network that will permit interfacing with different devices, external networks and proprietary hosts on the same network as well as easily add on new devices with a minimum of change and in a relative short period of time. This system will permit the Payment Center to facilitate collections for other public service companies, payment by credit card and payment by bank debit card thus expanding the centers capability and sharing of the systems cost. This proposed system would ensure that an internationally standards-oriented baseline technology architecture is implemented to facilitate connection to a much broader variety of host-based and network-based technologies and expand the potential products and services offered by the system within the context of its current strategies as well as beyond.

S-Tech believes this system represents the best possible combination of architecture, technology, support and experience available. The proposed network system enables access to all types of shared cash dispensing networks. The system will control and manage all aspects of bill payment authorization on behalf of the host system, with features such as:

      Authorization Processing
      Network Interface
      Host System Interface
      Message Management
      Security Processing
      Failure Monitoring
      Reporting/MIS
      Bill Payment Device Handling

The market potential is significant since over 30% of the customer base do not have checking accounts or credit cards. Most public service companies prefer their customers to pay by mail. However, a considerable number of customers continue to use the service company's payment centers which operate like mini-banks or use various retail stores such as pharmacies, card shops and check cashing facilities for the payment of bills. These methods cost the service company a commission or fee. The service company's payment centers are generally busy during lunch hour, on Fridays (pay day), at the end of the month or before and after normal working hours resulting in a large waiting lines to pay their bills thus adding to their frustration. The Customer Operated Bill Paying Machine provides a means for the customer to pay, either in full or in part, their bill, reconcile accounts, and to do so with 24 hour availability and independent of any clerical assistance unless required by the customer.

Information Kiosks

The automated payment center paves the way into another market. The kiosk provides access to forms for municipalities and the federal government, Internet accessibility, "how to get-to" information centers, postal information centers, court house directories, and for college registration and student services. Expanding capabilities in this field leads to other similar kiosk related products. S-Tech negotiated for a contract to design and develop the hardware for a Municipality Forms Kiosk that will permit individuals to obtain computer generated forms used by the various agencies of a municipality at one central location. At present, 21 units are on order with the potential sales of over 100 units. These new products have broad base applications for public service companies, municipalities governments and postal services for both domestic and on an international basis. S-Tech is presently negotiating to design and fabricate a cash payment machine that can be utilized as a customer interactive customer selection and payment machine in fast food locations. This concept will also be applicable to customer interactive machines for checkout and payment in supermarkets. Special signage and kiosk designs are also included to provide other revenue sources and unique vending designs will be incorporated in these designs for money handling and MIS data transmission.

Stamp Vending Products

S-Tech manufactures automatic postage stamp booklet vending machines, automatic postage stamp vending machines and currency to coin change machines. S-Tech's postage stamp booklet vending machines dispense one or two different stamp booklet denominations booklets and are programmable for price. S-Tech's programmable stamp booklet vending machines contain an electronic control board of electronic components, integrated circuits and micro-switches, which allow for channel and price selection instead of requiring replacement of the entire coin changer. In addition, this design permits adaptation of the machine to foreign currencies. The units have a self- testing capability, cold temperature compensation and anti-tampering devices. The coin changer has slug and bent coin protection and is adjustable in $.05 increments up through $12.75 with change being returned in nickels and quarters. The units are usually "through the wall" mounted, allowing for servicing from the rear.

The automatic postage stamp vending units operate in a similar manner to the automatic postage stamp booklet vending units and also contain multi-channels for the dispensing of various denominations of stamps. For example, if so selected, one channel may dispense four 32 cent stamps, a second channel may dispense one 32 cent stamp and a third channel may dispense three 32 cent stamps. In the event that the post office changes the stamp price, the machine has the capability of returning penny stamps and/or change to the customer. For example, if the stamp price is 32 cents and the customer inserts four dimes into the machine, he would receive one 32 cent stamp, three penny stamps and one nickel change. The bulk of S-Tech sales of postal products to date have been to the United States Postal Service. However, over the past two years the company has developed commercial applications and is presently marketing in the commercial area. These locations include hospitals, colleges and universities, office supply stores and a number of other specialty stores. Sales to Kinkos, an office supply store, over the past two years were approximately 250 stamp machines with bill validators.

Token Vending

Several years ago the S-Tech management team designed and manufactured the token vending machines for the New York City Transit Authority. The contract provided for the design, manufacture and the installation and maintenance of 59 machines that are located in the NYC transit system. The system is fully operational today and has never experienced a break-in. S-Tech's marketing will be expanded for this product line. The United States Postal Service has recently embarked upon a program called "the Future Electronic Marketplace" in order to improve their image as a public communications facilitator and regain revenues lost to other carriers through the use of computers and fax machines. This program consists of three revenue sources: vending machines for their prepaid telephone calling card in association with American Express; a customer interactive system linked to 200 million home TV's, 40 million PC's and 15,000 kiosks which will provide information on government forms, payment of fees, retail catalog sales and postal services. S-Tech is meeting with the United States Postal Service in an attempt to participate in this program.

Avionics Products

The S-Tech avionics product line consists of both new and spare (replacement) items to maintain existing aircraft in an operational status. The products consists of a variety of approximately 20 synchro repeater instruments and 2 oil pressure transmitters. This product line had been relatively flat in sales with a range of $1 to $3 million dollars annually. The last few years have been seen a significant reduction in sales due to a reduction in Department of Defense
(DOD)  expenditures.  Although  there is no  guarantee of an upswing in the late
90's, it must be anticipated that inventories are low and spares will be required. Projected annual sales for this product area is anticipated to increase slightly because of the low inventory levels coupled with S-Tech's strategy to expand the instrument product line. In the event that the DOD 5 year forecast indicate future procurement of these items, S-Tech will be requalifying nine (9) indicators and one transmitter in anticipation of future procurements. In addition to the DOD sales, a limited number of sales are made in the galvanometer type indicator area to commercial accounts.
Approximately 95% of S-Tech's business in this product line is defense related.

The total market is in the billions of dollars. Selection of biddable items will include only those products which are within our capability and when competition has not forced the price down to a level which does not meet our ROI objectives. Competition is fairly aggressive and solicitations may have as few as 2 or 3 bidders or as many as 15 to 20 bidders. It is reasonable to expect an award percentage, based upon previous experience, of approximately 4% for build to print programs.

The majority of S-Tech sales are obtained through the bidding process for the military items that are identified by CBD announcements, filing of 129 Forms at cognizant agencies and by repeat bid requests as a prior manufacturer. S-Tech carefully reviews the CBD publications and seeks out those instruments that align themselves with the QPL and desired technology.

As part of its marketing strategy, S-Tech actively identifies other avionics products that will be: Separated as small business set-aside.
      Competition Advocacy break-outs.
      SBIR requirements.
      Major OEM subcontract requirements.

Catalogs, advertising and visits to major avionics centers and aircraft manufacturers is essential to maintain this product line growth. Attendance at major avionics related shows and membership in key national organizations such as SAE, Air Force Association and the Navy League is essential. Financing will provide the assets to accomplish these tasks.

Recent solicitations for oil pressure transmitters similar to ones currently manufactured by S-Tech were bid and are presently pending. These units if awarded to S-Tech will require design modifications to our existing design. However one contract in this family of units will permit us a better competitive opportunity to bid on the other items in this family of units since the differences are only the operating pressure range.

The requirements for night vision compatible instruments (green illumination instead of white or red) is becoming an increasing requirement for low level support aircraft and helicopters. This is a requirement to avoid blooming (pilot blindness) when using night vision image intensified goggles. S-Tech presently has a proposal submitted to Lockheed to modify two QPL instruments for this type of application.

S-Tech intends initially to: (1) bid on items that are repeat items or similar to repeat items to minimize our risk(s); (2) bid on items to reduce inventory excess levels; and (3) select items that are well within our capability (low risks). In the long term, S-Tech will expand its QPL instruments and transmitters to allow for increased sales.

Government Regulation

As a manufacturer of products purchased by the Department of Defense or its contractors, S-Tech is subject to the provisions of the procurement regulations of the Department of Defense. These regulations generally provide the government with the right to terminate the contract for the convenience of the Department of Defense, and, in certain cases may include provisions for renegotiation. The Department of Defense also has regulations pursuant to which the Department may inspect a contractor's or subcontractor's manufacturing facilities. Such an inspector is present at S-Tech's facility on a regular basis.

Employees

As of December 31, 1996, S-Tech had 11 employees. None of S-Tech's employees are represented by a labor organization, and S-Tech believes that its employee relations are good.

PREPAID TELEPHONE CALLING CARDS

Televend, Inc.

Televend is a Delaware corporation that was organized in December 1995 and is a wholly owned subsidiary of SESH. Televend has developed and markets a line of telephone cards for general use. Televend intends to ultimately sell the telephone cards using S-Tech's telephone calling card vending machines and is currently selling the cards through an independent network of sales representatives.

Markets, Marketing and Competition

Prepaid phone cards were first issued in Italy nearly 20 years ago. They are now used in over 200 countries and enable the holder to place a call from a public telephone without the use of a coin or token. These prepaid phone cards are "smart cards" with the value stored in the card itself utilizing optical, magnetic strip or chip technology. These types of cards were issued by the country's PTT (Public Telephone & Telegraph) and require telephones specially designed for their acceptance. European sales are estimated at $5 billion per year, Japanese sales alone are approximately $4 billion.

The vast majority of cards issued in the United States are "remote memory" cards with all information stored in a network-based central computer. These cards are used from any touchtone phone by dialing a toll-free 800 number and entering the PIN number unique to the card and then dialing any domestic or international call. Many cards are "rechargeable" which enable the holder to add additional time to the card after the initial amount purchased runs out. The market for prepaid cards in the United States is estimated at $10 billion per year. To date, U.S.
market penetration is estimated to be less than 4%.

The prepaid phone cards have a promotional value. Several national promotional programs have already been implemented by companies such as American Express, Ryder, NBC, Mienekie, Dollar Rent-A-Car, and Monroe Mufflers. Over the next few years, public awareness will increase dramatically as consumers are inundated with millions of cards to be given away or sold by corporate and retail giants such as Coca- Cola, Pepsi, Philip Morris, RJR, Nabisco, APT, Kodak, K Mart and Walmart, Sears and major car rental companies.

The market for telephone cards in the United States is arguably the largest in the world at between $5.0 billion to $15.0 billion. A survey of the market for prepaid phone cards in the United States has shown that it has developed into five primary segments. These markets are: utility, promotional, corporate, affinity and collector. The utility component of the market is based upon sales to consumers through retail establishments such as convenience stores, travel agents, newsstands, check cashing stores and supermarkets. The consumer is typically charged rates ranging from $.29 to $.60 per minute for domestic long distance calling time. The promotional premium segment is based upon cards that are given away to reward customer loyalty or promote specific products. Prepaid phone cards have been given away with purchases of frozen dinners, baby food, dog food, sneakers, soft drinks and clothing just to name a few. This has proven to be a particularly effective marketing tool since long distance calls have nearly universal appeal. The corporate segment of the market is based upon the use of prepaid cards by corporations for use by their employees for calls made outside the office. Not only does this achieve a cost savings for the business, but additionally allows for effective budgeting. The affinity component of the market is based upon a group or organization distributing prepaid cards to its members. Affinity groups such as motor clubs religious organizations, alumni groups, unions, etc., receive commissions and residuals for the use of group-issued cards by their members. The collector portion of the market is based upon the card itself (the image, its desirability and its availability) as well as the underlying economics. Many collectors expect the value of their cards to increase which also brings into consideration soundness as a financial investment.

The market for prepaid phone cards in the United States has developed slowly. Although prepaid cards have been issued for several years, current estimates of annual sales of approximately $150 million indicate a market penetration of less than 4 percent, with rapid growth predicted. The U.S. has been the last major market to develop due to the general lack of public awareness about the use and benefits of prepaid calling. Public awareness will increase dramatically with the development and implementation of promotional and premium programs currently being planned by many Fortune 500 companies. Consumers will be inundated with millions of cards which will be given away by such corporate and retail giants. Additionally, companies currently issuing membership and charge cards to their customer base (e.g. AAA, Exxon, Sunoco, Fingerhut and Blockbuster) are planing to market and distribute telephone cards to their existing data base.

Once there is a widespread recognition of prepaid phone cards and their use, distribution of cards to the utility segment will increase dramatically. Since a typical call (3 to 5 minutes in duration) with a prepaid card is substantially less expensive and does not have the attendant fraud problems associated with conventional credit cards. It can be assumed that a large part of that market will convert to the use of a prepaid card. Given the fact that Nippon Telephone & Telegraph sells over $4.0 billion of cards through more than 140,000 points of distribution (retail stores and vending machines) with a customer base of approximately 125 million, the utility market in the United States can be conservatively projected to a similar level.

As the market expands, consumers will become sensitive to items such as the cost per minute and the availability of network-based enhanced features such as voice mail, store and forward of voice and data, audio text and other interactive services. These features, combined with the rechargeable feature of the cards will also lead to a dramatic increase in the corporate and affinity segments of the market. Numerous corporations and organizations will custom tailor a telephone card program for their employees and members.

Another factor affecting the market is regulation by various federal and state agencies, including the Federal Communications Commission, as well as state Public Utility and Tax Commissions.

Although competition is high for this product area, Televend intends to capture its share of the market by innovative design, improved reliability, customized features for large quantity purchases, special signage, and use of state of the art components. The United States Postal Service is presently in a pilot program with American Express and MCI (telephone carrier) to sell prepaid telephone calling cards over the counter.

Televend has generated revenues of $387,000 and $356,000 in 1996 and 1995, respectively, and has incurred net losses of $268,000 and $134,000 for 1996 and 1995. No assurances can be given that Televend will be able to generate revenues significant enough to penetrate the competitive environment of selling telephone calling cards as Televend is competing with competitors that have a current market share, a more competitive pricing arrangement and significantly greater capital resources.

Employees

As of December 31, 1996, Televend had one employee. None of Televend's employees are represented by a labor organization, and Televend believes that its employee relations are good.

FINGERPRINT IDENTIFICATION PRODUCTS

FMX Corp.

FMX is a Delaware corporation that was organized in 1995 and is a 51% owned subsidiary of SESH. The only employee and founder of FMX owns or controls the remaining 49% of FMX. FMX is a development stage company which designs, develops and integrates all of the critical building blocks of a Fingerprint ID System ("FIDS"). In conjunction, FMX has completed development of a proprietary unique optical fingerprint scanner, VLS-10, which has a live-scan ten print touch/roll and single print touch/roll capability. Presently in development is the VLS-IFP, which is of the same genre as the VLS-10. This unit is significantly smaller and is designed to be integrated with SmartCard technology. Presently, there are no comparable units available to OEM system integrators. FMX expects that its FIDS can be implemented into a super high reliability product because of the tight control of the individual building blocks and the connecting interfaces. This is a cost effective package which will be offered to OEMs in the security, entitlement, and law enforcement markets as well as positioning FMX to be able to participate and directly compete in the "low end" access control market.

FMX considers that one of the major impediments to general acceptance of fingerprint as opposed to retinal and hand geometry biometric constructs has been the inability of all fingerprint scanners to satisfactorily scan and/or reliably image the broad spectrum of fingerprint quality evidenced in any user population of the representative randomly chosen subjects. FMX expects that its scanners will allow a much increased spectrum of user acceptance, which in this crucial area, will be on a par with the very much less accurate systems based on retinal patterns or hand geometry.

FMX anticipates an immediate market for the sale of the VLS-10 to OEMs who currently buy fingerprint scanners from only one source. FMX's penetration of this market is based upon the superior performance and ergonomic comfort of the VLS-10. There are at least 10 OEMs using fingerprint identification systems and significantly more using only the scanner.

The VLS-IFP is structured to appeal to the credit card companies, who are interested in integration of fingerprint scanners into smart cards, and periodically attempt to tantalize television audiences with the predicted technical advancements.

A patent application on the unique electro-optical mechanization of VLS-10 and VLS-IFP is in progress but has not been completed to date.

FMX has not generated any revenues and no assurances can be given that the future revenues generated by FMX, if any, will be substantial. Additionally, a lack of sufficient funding will delay the development of the prototypes and could result in the competitor companies developing a product of similar capability prior to FMX's prototype completion. Further development and perfection of other biometric devices may effect the marketability of FMX's product. During 1996, FMX has incurred $144,000 in research development expenses. The research and development and all substantial engineering is performed by the 49% minority interest owner of the company. Administrative support is provided by Consolidated.

HOLDING COMPANIES

The activity of the holding companies reflects the operations of Lafayette Industries, Inc., the Registrant, and SESH, a wholly owned subsidiary of the Registrant. The operating activity of the holding companies consists primarily of management and administration functions and related expenses.

REVERSE ACQUISITION

On December 20, 1996, the Company acquired all of the issued and outstanding capital stock of SESH (which at the date of the acquisition was an 80% owned subsidiary of SIS Capital Corp., ("SISC"), which is a wholly owned subsidiary of Consolidated Technology Group, Ltd., a publicly held company) and issued 1,000 shares of Series A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Series B preferred stock which has a redemption value of $6,750,000. The Series B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC. The redemption provisions of the Series B Preferred stock are the following:

      [i] - The Company may, at any time commencing March 1, 1997, redeem the Series B Preferred stock in whole or in part from time to time upon not less than ten nor more than sixty days prior written notice at the redemption price of $6,750 per Series B preferred share. The Company is not required to provide for the redemption of any shares of the Series B preferred stock through the operation of a sinking fund.

      [ii] - Until all of the Series B preferred stock shall have been redeemed, the Company shall apply 25% of the net proceeds from any sale of equity securities (including stock issued on the exercise of any warrants or options, whether presently outstanding or hereafter issued, and stock issued in connection with a public offering or private placement of securities, but excluding stock issued in an acquisition or in connection with the purchase of assets), occurring after March 1, 1997 to the redemption of the shares of the Series B preferred stock. Net proceeds shall mean the gross proceeds less any underwriting, brokerage, finders or investment banking fee, discount, expense allowance (whether or not accountable), consulting contract or other similar payments however designated, provided that, for purposes of determining net proceeds no value shall be given to any securities issued or transferred to the underwriter, broker, finder or investment banker.

      [iii] - Until all of the shares of the Series B preferred stock shall have been redeemed, for each calendar year commencing with the year ended December 31, 1997, the Company shall apply to the redemption of the Series B preferred stock an amount equal to 25% of the amount by which the greater of (a) the Company's income before taxes, determined in accordance with generally accepted accounting principles consistently applied, or (b) the Company's cash flow from operations, determined in accordance with generally accepted accounting principles consistently applied, less interest other than interest owed to the Company's parent or affiliate, exceeds $250,000 to the redemption of shares of the Series B preferred stock.

FORMER BUSINESS OF THE COMPANY

Prior to the reverse acquisition, the Company's principal business was the design, manufacture and sale of customized store fixtures and merchandising systems, through certain wholly owned subsidiaries. During 1995 the Company had a net loss of $1.9 million, or $1.38 per share, on revenues of $16.6 million, and during 1994 had net income of $466,000, or $0.45 per share, on revenues of $12.3 million. The Company's business focus prior to the reverse acquisition, was to capitalize on its expertise in the design and sale of store fixtures and merchandising systems by expanding its sales force and by increasing its manufacturing operations to become a company with a national market presence. As it became evident that the Company would not be able to operate profitably, it sought a business opportunity which it felt it could develop into a profitable business. Following this strategy, Lafayette implemented plans to discontinue all of its prior business operations and entered into the reverse acquisition.

Item 2.  Property

WWR Technology occupies approximately 70,000 square feet of usable manufacturing, office and storage space located in Hope, Arkansas at an annual rental of approximately $76,000. SES occupies approximately 15,000 square feet of office and manufacturing space in Elmsford, New York at an annual rental of approximately $141,000. S-Tech occupies approximately 6,500 square feet of manufacturing and office space in West Babylon, New York at an annual rental of approximately $28,000. Televend leases 500 square feet of office space in New York City, which it rents on a month-to-month basis from SISC at an annual rental of approximately $7,500 which represents the cost of such space to SISC. The companies operating in the electro-mechanical and electro-optical products manufacturing segment believe that their space is adequate for their immediate needs and that, if additional space is required, it would be readily available on commercially reasonable rates.

Item 3.  Legal Proceedings

Litigation

Lafayette Industries, Inc.:

The Company's prior principal business, which was the manufacture and sale of store fixtures, was discontinued in 1996. The manufacturing facilities for these operations were located in Mexico and were seized by the landlord. Although the Company is contesting the seizure, no assurances can be given that the Company will be able to realize any future benefits from these assets and has placed a reserve for the full amount of such assets.

During the year ended December 31, 1996 Lafayette either sold or closed all of its operating subsidiaries from its prior principal business. The Company and its subsidiaries, are also contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to various debt agreements, leased equipment and facilities. In connection with those transactions, the Company has been notified that it is party to various litigations, with one claim ranging up to approximately $1,600,000. The Company believes it may also be identified as a party to as yet unasserted claims which may be substantial in amount. The Company has estimated its exposure to contingent liabilities and guarantees and believes the amount could range between $300,000 and $1,600,000 and management has accrued the minimum amount of $300,000. Although management has made what it feels is its best estimate of the liabilities, the nature of the liabilities are subject to substantial uncertainty. The amount of potential additional liabilities above the $300,000 accrued can not be reasonably estimated. It is at least reasonably possible that the liability could be revised in the near term.

WWR Technology, Inc.:

There was an action pending against WWR alleging claims against WWR for unauthorized use of the Klipsch trademark. WWR denies these allegations and asserted there had been no breach of contract. This case was dismissed in 1996 by the granting of a motion for summary judgment. The plaintiff maintains the right to appeal this decision.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for a vote during the fourth quarter of 1996.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock was traded as part of a unit (a "Unit") until July 13, 1995. Each unit included one share of Common Stock and one warrant to purchase one share of Common Stock through May 12, 19999 at $6.00 per share. During 1995 and 1996 Lafayette's Units, Common Stock and Warrants were traded on the Nasdaq SmallCap Market. Effective March 18, 1997, a Nasdaq Listings
Qualifications Panel determined to delete the Company's securities from The Nasdaq Stock Market. Such decision was based on (1) the failure of the Company to maintain compliance with continued listing requirements based on the September 30, 1996 10-QSB/A; and (2) the failure of the Company to meet initial listing requirements which were triggered by the reverse acquisition. As of March 18, 1997, the securities of the Company became immediately eligible for trading on the OTC Bulletin Board. Set forth below is the reported high and low bid prices of the Units, Common Stock and Warrants for the quarters listed.

                                          Units

Quarter Ending                    High Bid     Low Bid

March 31, 1995                     $11.50       $4.50
June 30, 1995                      $7.00        $3.25
September 30, 1995                 $7.75        $4.50
December 31, 1995                  $7.00        $2.13

March 31, 1996                     $4.13        $4.06
June 30, 1996                      $4.75        $3.56
September 30, 1996                 $3.00        $1.25
December 31, 1996                  $1.00        $0.50

                                       Common Stock

Quarter Ending                    High Bid     Low Bid

Beginning July 13, 1995:
September 30, 1995                 $7.00        $4.25
December 31, 1995                  $6.25        $1.75

March 31, 1996                     $4.75        $4.00
June 30, 1996                      $4.38        $3.50
September 30, 1996                 $2.25        $1.38
December 31, 1996                  $1.19        $0.63

                                         Warrants

Quarter Ending                    High Bid     Low Bid

Beginning July 13, 1995:
September 30, 1995                 $0.75        $0.38
December 31, 1995                  $0.50        $0.25

March 31, 1996                     $0.63        $0.25
June 30, 1996                      $0.06        $0.06
September 30, 1996                 $0.06        $0.06
December 31, 1996                  $0.06        $0.06

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 31, 1996, there were over 300 holders of record of the Company's common stock.

No cash dividends have been paid to the holders of the Common Stock during the years ended December 31, 1996, 1995 and 1994.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - Liquidity

As of December 31, 1996, it was determined that the ability of the Company to continue as a going concern is dependent upon the success of the Company's marketing efforts and its access to sufficient funding to enable it to continue operations. The ability of the Company to effect its transition, ultimately, to profitable operations is dependent upon obtaining adequate financing and achieving a level of revenues to support its cost structure. The failure of the Company to generate revenues at a level in excess of its ongoing expenses may force the Company to reduce or cease operations. Management plans to increase revenues of WWR by way of a sound marketing plan to increase the domestic dealer base and, by concentrating on its international distribution. Furthermore, WWR plans to release a new "high tech" range of loudspeakers to gain attention to the line and increase its worldwide market share. SES and S-Tech plan to increase revenues through the introduction of new products and through revenues which are expected to be generated in connection with certain development agreements. Management is also in the process of obtaining financing through financial institutions and other sources. As a part of obtaining adequate capital, on February 7, 1997, the Company sold an aggregate of 2,000,000 shares of Common Stock at $.25 per share, for an aggregate of $500,000 to two offshore investors pursuant to Regulation S of the Securities Act of 1933 each of which purchased 1,000,000 shares of Common Stock for $250,000. No underwriter was involved in connection with such issuances and no brokerage or underwriting fees or commissions were paid.

Financial Condition - Capital Resources

Sources of Cash

The Company's principal working capital consists of cash and cash equivalents. Cash and cash equivalents were $1,094,000 at December 31, 1996 compared to $75,000 at December 31, 1995. During 1996, the Company's operations used $1,378,000 of cash in operations. Significant sources of cash includes $20,000 of cash from a merged Company, (see footnote 1 to the financial statements regarding the reverse acquisition), $1,000,000 from a Regulation S private placement, and $1,701,000 of advances from the Company's parent company, SIS Capital Corp. Although in the past, SIS Capital Corp. has been the primary source of the Company's operating capital, SIS Capital has no obligations to continue the funding of the Company's working capital, and further, no assurances can be given that SIS Capital Corp. will have the ability to continue funding the Company's operations. The Company has also received $190,000 in net advances from an asset based lendor. Other sources of cash amounted to $10,000 for 1996.

Uses of Cash

Uses of cash includes the repayment of notes payable of $324,000, capital expenditures of $109,000, payments on capital leases of $16,000 and other expenditures approximating $75,000.

Effect of Loan Defaults

The Company is in technical default on loans approximating $478,000 as of December 31, 1996. Such defaults have not had, and is not expected to have a significant impact on the operations of the related segment. The creditors have not called such loans and are working under extended repayment terms.

Results of Operations

Audio Visual Manufacturing and Services - This segment is engaged in the business of manufacturing and marketing a professional line of loudspeakers. This segment was acquired on September 30, 1995. As such, the operations reported herein reflect only the results from the date of acquisition through December 31, 1996 and the prior periods are not comparable. During 1996, this segment's revenues, gross profit and loss from operations were $3,308,000, $549,000 and $1,082,000, respectively. During 1996, approximately, 79% of revenues were generated from domestic customers, approximately 15% of sales were from customers in the Far East and approximately 6% of sales were from other foreign market customers. From the date of acquisition through December 31, 1995 revenues, gross margins and losses from operations were $626,000, ($106,000) and $437,000, respectively. From the date of acquisition through December 31, 1995, approximately, 75% of revenues were generated from domestic customers, approximately 12% of sales were from customers in the Far East and approximately 13% of sales were from other foreign market customers.

During the period from the acquisition through December 31, 1995, costs of sales included $200,000 of write-offs of obsolete inventory which resulted in negative gross profit. Excluding such write-off, the gross margin percentage was 15% and during 1996 was 17%. Since the acquisition of this segment, the gross margins have been less than that required to operate profitably. A significant cause of the low margins relates to idle plant capacity, an outdated production machine and a lack of funds to purchase the parts required to build product. During the fourth quarter of 1996, financing has been obtained which has allowed the segment to purchase product for production but not at a level that will allow the segment to significantly increase production. Management is attempting to obtain financing to purchase a new production machine which would produce products significantly faster and additionally, reduce the need to purchase assembly parts from an outside source since the new production machine would be able to produce such parts on a timely basis. Although no assurance can be given that such financing will be obtained.

Selling, general and administrative expenses were $1,222,000 for 1996 and were $331,000 from the date of acquisition through December 31, 1995. This excess of expenses over gross profit is a reflection of the volume problem of this segment. In January management implemented a price increase of approximately 10% and management believes that this will not have a significant impact on sales volume due to high product quality and the name recognition of "KLIPSCH PROFESSIONAL" in the market place. Interest expense for 1996 was $150,000 and for the period from acquisition to December 31, 1995 was $19,000.

Management believes that if this segment is able to find an appropriate financing package, it will be able to significantly increase its revenues and overall profitability during 1997. However, due to the uncertainties surrounding the ability of the segment to obtain adequate financing, management is unable to determine at this time whether the segment will ever be profitable.

Electro-Mechanical and Electro-Optical Products Manufacturing - This segment consists of two companies which manufactures optical encoders, encoded motors and limit programmers, debit card vending machines and various avionics instrumentation devices. Comparing 1996 and 1995, revenues decreased 38% from $3,862,000 for 1995 to $2,378,000 for 1996. Additionally, gross profit was negative for 1996 due primarily to the write-off of obsolete inventory of $350,000 for 1996. Write-off of obsolete inventory for 1995 amounted to $270,000. Excluding such write-offs, the gross profit percentages for 1996 and 1995 were 6% and 12%, respectively. The significant decrease in revenues and gross margins is attributed to lower levels of shipments to existing customers while new customers have not been obtained to replace the lost revenues and the gross margins on current period contracts have lower margins than on revenues that were lost.

Selling, general and administrative expenses remained relatively level approximating $1,341,000 and $1,380,000 for 1996 and 1995, respectively, reflecting increased spending of approximately $200,000 on developing new technologies, which was offset by planned cutbacks in expenses related to existing operations. Interest expense was approximately $150,000 for both 1996 and 1995. A significant portion of the interest expense is related party interest charged from the parent company, (SIS Capital Corp.) charged on advances made to this segment to fund its operations.

Net losses increased from $1,050,000 for 1995 to $1,709,000 for 1996, reflecting the decrease in gross profit while other expenses remained relatively level. In prior periods, this segment focused primarily on sales to the governmental sector and currently management is attempting to place more emphasis on sales to the private sector through the sale of encoders to private manufacturing companies while also trying to capitalize on the recent potential for increased governmental military spending and while there exists a possibility that there will be reversals in government spending cutbacks no assurance can be made that this segment will be able to qualify for the related government contracts. Management plans to continue placing more emphasis on sales to the private sector although no assurances can be given that the segment will ever be able to operate profitably.

Prepaid Telephone Calling Cards - This segment consists of one company that markets telephone debit cards which was acquired in April 1996. This segments revenues, gross profit and operating loss, from the date of acquisition through December 31, 1996, approximated $387,000, ($152,000) and $313,000. This segment operates in a highly competitive market and is competing against companies that are larger, more well established and have significantly greater resources. The impact of this competition has required the segment to sell the calling cards at below cost in order to attempt to establish a market presence which has resulted in a negative gross margin. Selling, general and administrative costs were $153,000 from the period of acquisition to December 31, 1996 which consists primarily of salaries and related expenses. Based on the competitive environment that this segment operates in, no assurances can be given that its operations will ever reach profitable levels. Finger Print Identification Products - This segment consists of one company that designs, develops and integrates all of the critical building blocks of a Fingerprint ID System. All of the activity of this segment to date have been the costs of developing its products. Such amounts for 1996 approximated $144,000. Due to the nature of a development stage company, no assurances can be given that this segment will ever be able to develop a marketable product and achieve revenues that will allow to operate profitably.

Impact of Inflation:

The Company is subject to normal inflationary trends and anticipates that any increased costs would be passed on to its customers.

Item 7.  Financial Statements and Supplementary Data

The financial statements and supplementary data begin on page F-1 of this Form 10-K.

Item 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

The Company's independent public accountants for the years ended December 31, 1995 and 1994 was Lazar, Levine & Company LLP, whose report on such financial statements is included in the 10-KSB for the year ended December 31, 1995. Such report included an explanatory paragraph concerning the ability of the Company to continue as a going concern.

The Company changed accountants following the completion of the reverse acquisition for the following reasons. Pursuant to the reverse acquisition accounting rules, SESH is the successor corporation and Moore Stephens and Associates, PC were the independent accountants for SESH prior to the reverse acquisition and substantially all of the Company's post acquisition business is that of SESH. The decision to change accountants was made by the Company's board of directors and is subject to stockholder approval. There were no disagreements with Lazar, Levine & Company LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9. Directors and Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Directors are elected on an annual basis. The present terms for each director will expire at the next annual meeting of Shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors. The directors and executive officers of the Company and their respective positions are as of follows.

     Mr Lewis S. Schiller is chairman of the board. chief executive officer and a director as of December 20, 1996. Mr. Schiller is also chairman of the board, chief executive officer and a director of Consolidated Technology Group Ltd.("Consolidated") and SIS Capital Corp.("SISC"), the majority stockholder of Lafayette. Mr. Schiller is also chairman of the board, chief executive officer and a director of Netsmart Technologies, Inc.("Netsmart"), a majority-owned publicly traded subsidiary of Consolidated that markets health information systems and other network based software systems, and Trans Global Services, Inc., a majority-owned publicly-traded subsidiary of SISC which is engaged in providing contract engineering services- Mr. Schiller is also a director and chairman of the board and/or chief executive officer of other subsidiaries of Lafayette. Mr. Schiller has held his position with Consolidated for more than the past five years. Mr. Schiller devotes a significant portion of his time to the business of Consolidated and its other subsidiaries, and he devotes only a portion of his time to the 'business of Lafayette.


     Mr. Norman J. Hoskin has served as director since December 20, 1996. Hoskin is chairman of Atlantic Capital Group, a financial advisory services company, a position he has held for more than the past five years. He is also chairman of the board and a director of Tapistron International, Inc., a high tech manufacturer of carpeting, and is a director of Consolidated, Netsmart, Trans Global, Aqua Care Systems., Inc., a water media filtration and remediation company, and Spintek Gaming, Inc., a manufacturer of gaming equipment. He is also a director of other subsidiaries of Lafayette.


     Mr. Colin Halpern served as Secretary of the Company from January 1997 to July 1993 and as Executive Vice President from July 1993 to December 20, 1996 and as a director since July 1993. Mr. Halpern serves as the President of Crescent Capital, Inc. and International Franchise Systems, Inc. Mr. Halpern
 also serves as the President and Treasurer and as Director of Red Hot Concepts, Inc., a public company that intends to operate certain restaurants in the United Kingdom. Mr. Halpern was formerly the President and Chief Executive
Officer of DRC Industries, Inc., a company which, from November 1975 through
 October 1985 had a Budget Rent-A-Car master license agreement for the New York metropolitan area, including LaGuardia and John F. Kennedy airports.

     Mr. Bernard M. Goldman has served as director since July 1993. From 1957 to 1979 he was CFO of Goldman 7 s Discount Department Stores, a 14 store chain of department stores located throughout southwestern Ohio. Presently, in addition to owning and operating a variety of real estate investment properties, Mr. Goldman is involved with a variety of philanthropic organizations.

Mr. Lloyd C. Robinson served as the Vice President of Finance from July 1993 to
 June 1995 when he became Vice President of Operations.
Mr Robinson resigned as Vice President in April 1996 and became Chief Financial Officer effective December 20,1996, Mr. Robinson was
Chief Financial Officer of LDF from April 1986 through June 1988 and was a financial consultant to LDF from January 1989 through December 1991.
 Mr. Robinson was a consultant to LDF when it filed Chapter 1 1 of the United States Bankruptcy Code in January 1991. Mr. Robinson
graduated from Wharton School of Business at the University of Pennsylvania with a B.S. in Economics.

Item 10.  Executive Compensation

To be incorporated by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

To be incorporated by reference.

Item 12.  Certain Relationships and Related Transactions

The Company is owed $85,000 for non-interest bearing advances to a director of the Company. Such amount is expected to be collected during 1997.

The amount due to a related party represents $690,000 of short-term advances made to the Company by a director of the Company and his wife. The advances are non-interest bearing and were made through several entities in which the directors hold a controlling interest.

During 1996, SES received consulting services from The Trinity Group, an unconsolidated affiliate. The Company's statement of operations includes consulting expense of $127,000 in each of the years ended December 31, 1996 and 1995 for such services.


Item 13.  Exhibits and Reports on Form 8-K

Form 8K for December 11, 1996, filed December 19, 1996, reporting that the Company entered into a letter of intent to acquire SES Holdings, Inc. subject to a definitive purchase agreement.

Form 8K for December 20, 1996, filed January 31, 1997, reporting change in control, acquisition of assets, expansion of the board of directors, change in certified accountants, and sale of equity securities pursuant to Reg. S.

Form 8K/A Amendment No. 1 for December 20, 1996, filed February 25, 1997, includes historical financial statements and pro forma financial statements for SES Holdings, Inc. transaction.

                       LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
                        Index to Consolidated Financial Statements


                                                                    Page

Independent Auditor's Report                                        F-2

Consolidated Balance Sheet as of December 31, 1996                  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995                                        F-5

Consolidated Statements of Shareholders' Deficit
  for the Years Ended December 31, 1996 and 1995                    F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995                                        F-7

Notes to Consolidated Financial Statements                          F-9

                               INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Lafayette Industries, Inc.
  New York, New York


            We were engaged to audit the accompanying consolidated balance sheet of Lafayette Industries, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management.

            We were unable to obtain written representations from certain of the Company's outside legal counsel regarding pending or threatened litigation, or obtain confirmation regarding certain related party transactions. In addition, we were not able to confirm the existence of certain notes receivable and payable. The Company's records do not permit the application of other auditing procedures to determine the existence and/or completeness of the aforementioned assets and liabilities.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3, 12 and 22 to the financial statements, the Company has suffered recurring losses since its inception, has an accumulated deficit of $6.5 million, has a total shareholders' deficit of $6.9 million, is in default on substantially all of its debt, and is party to various litigation, including but not limited to financial guarantees. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The outcome of these events and management's plans are subject to substantial uncertainty. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

            Because of the significance of the matters described in the preceding paragraph, and the scope limitations described in second paragraph, and our inability to apply other auditing procedures to satisfy ourselves regarding the fair presentation of the consolidated financial statements in conformity with generally accepted accounting principles, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
April 9, 1997

LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                        $  1,094,000
--------------------------------------------------------------------------
  Receivables - Net of Allowances                                  631,000
--------------------------------------------------------------------------
  Inventories                                                    3,125,000
--------------------------------------------------------------------------
  Loan Receivable - Related Party                                   85,000
--------------------------------------------------------------------------
  Prepaid Expenses and Other Current Assets                         51,000
--------------------------------------------------------------------------

  Total Current Assets                                           4,986,000

Property and Equipment - Net                                       495,000
                                                              ------------

Other Assets:
  Note Receivable - Long-Term                                      490,000
  Trademark - Net                                                  368,000
  Deferred Financing Costs                                         469,000
  Investment in Common Stock                                     1,988,000
  Other Assets                                                     120,000
                                                              ------------

  Total Other Assets                                             3,435,000

  Total Assets                                                $  8,916,000
                                                              ============




See Notes to Consolidated Financial Statements.

LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------




Liabilities and Shareholders' Deficit:
Current Liabilities:
  Accounts Payable and Accrued Expenses                       $  3,268,000
  Accrued Payroll and Related Obligations                          200,000
  Accrued Interest                                                 417,000
  Due to Related Party                                             690,000
  Notes Payable                                                  1,161,000
  Convertible Debentures - Net                                     441,000
  Current Portion of Obligations Under Capital Leases              119,000
                                                              ------------

  Total Current Liabilities                                      6,296,000

Long-Term Liabilities:
  Subordinated Notes Payable to Affiliated Companies             2,744,000
  Obligations Under Capital Leases                                  34,000

  Total Long-Term Liabilities                                    2,778,000

Commitments and Contingencies [22]                                      --

Class B Redeemable Preferred Stock, $0.01 Par Value,
  1,000 Shares Authorized, Issued and Outstanding
  [Aggregate Liquidation Preference $6,750]                      6,750,000
                                                              ------------

Shareholders' Deficit:
  Preferred Stock, Class A Convertible, $0.01 Par Value, 1,000 Shares
   Authorized, Issued and Outstanding [Aggregate Liquidation Preference
   $100,000]                                                            --
  Common Stock, $0.01 Par Value, 20,000,000 Shares Authorized, 9,440,000
   Shares Issued and Outstanding                                    94,000
  Additional Paid-in Capital                                      (952,000)
  Accumulated Deficit                                           (6,492,000)
  Unrealized Gain on Investment in Common Stock                    442,000
                                                              ------------

  Total Shareholders' Deficit                                   (6,908,000)

  Total Liabilities and Shareholders' Deficit                 $  8,916,000
                                                              ============




See Notes to Consolidated Financial Statements.

LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                          Years ended
                                                           December
                                                    1 9 9 6        1 9 9 5
                                                    -------        -------

Revenues                                           $6,073,000   $ 4,488,000

Cost of Goods Sold                                  5,591,000     3,644,000

Inventory Write Downs                                 381,000       470,000
                                                   ----------   -----------

   Gross Profit                                       101,000       374,000

Selling, General and Administrative Expenses        2,874,000     1,711,000

   Loss from Operations                             (2,773,000)  (1,337,000)
                                                    ----------  -----------

Other Income [Expense]:
   Interest Expense                                  (302,000)     (169,000)
   Other Income                                         9,000            --
                                                   ----------   -----------

   Total Other [Expense]                             (293,000)     (169,000)
                                                   ----------   -----------

   Net Loss                                        $(3,066,000) $(1,506,000)
                                                   ===========  ===========

   Net Loss Per Share                        $         (0.$          (0.06)
                                                   ============ ================

   Weighted Average Number of Shares Outstanding   29,927,747    24,066,433
                                                   ==========   ===========




See Notes to Consolidated Financial Statements.



LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 1996 AND 1995.
------------------------------------------------------------------------------




                                        Unrealized
                                          Gain on
                       Preferred Stock                  Additional         Investment   Total
                       Class A [1][20]    Common Stock    Paid-inAccumulatedin CommonShareholders'
                       Shares   Amount  Shares   Amount   Capital  Deficit    Stock    Deficit

Balance -
 December 31, 1994       1,000 $    --    1,500 $ 15,000 $ 223,000 $(1,920,000$    --  $(1,682,000)

Net Loss                    --      --       --       --        -- (1,506,000)     --  (1,506,000)

Recapitalization
 Adjustment                 --      --   (1,500) (15,000)   15,000        --       --         --
                       ------- ------- -------- -------- --------- ---------  -------  ---------

 Balance -
   December 31, 1995     1,000      --       --       --   238,000 (3,426,000)     --  (3,188,000)

Acquired Equity in Stock
 Acquisition                --      -- 5,440,000  54,000 (2,150,000)      --       --  (2,096,000)

Issuance of Common
 Stock Pursuant to
 Regulation S - See
 Note [20H]                 --      -- 4,000,000  40,000   960,000        --       --  1,000,000

Unrealized Gain on
 Investments                --      --       --       --        --        --  442,000    442,000

Net Loss                    --      --       --       --        -- (3,066,000)     --  (3,066,000)
                       ------- ------- -------- -------- --------- ---------- -------  ----------

 Balance -
   December 31, 1996      1,000 $    -- 9,440,000$ 94,000 $(952,000)$(6,492,000)$442,000 $(6,908,000)
                         ======= ===== ========  ======== =======   ========  =========  ===========



See Notes to Consolidated Financial Statements.


LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                               Years ended
                                                December
                                          1 9 9 6        1 9 9 5
                                          -------        -------
Operating Activities:
  Net Loss                              $(3,066,000)  $(1,506,000)
                                        -----------   -----------
  Adjustments to Reconcile Net Loss to Net Cash
   Used in Operating Activities:
   Depreciation and Amortization            268,000        84,000

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                    (35,000)      418,000
     Inventories                            543,000       520,000
     Prepaid Expenses and Other Current Assets 37,000     (28,000)

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses  515,000       144,000
     Accrued Payroll and Related Obligations 200,000           --
     Accrued Interest                       135,000       116,000

   Total Adjustments                      1,663,000     1,254,000
                                        -----------   -----------

  Net Cash - Operating Activities        (1,403,000)     (252,000)
                                        -----------   -----------

Investing Activities:
  Increase in Other Assets                  (68,000)      (13,000)
  Cash of Merged Company                     20,000            --
  Cash of Company Acquired                   10,000        47,000
  Advances on Notes Receivable               (7,000)           --
  Capital Expenditures                     (110,000)      (71,000)
                                        -----------   -----------

  Net Cash - Investing Activities          (155,000)      (37,000)
                                        -----------   -----------

Financing Activities:
  Net Advances from Affiliates            1,701,000        71,000
  Net Advances from Asset Based Lendor      190,000            --
  Payments Under Capital Lease Obligations  (16,000)      (19,000)
  Proceeds from Issuance of Notes Payable        --        10,000
  Repayment of Notes Payable               (298,000)      (39,000)
  Common Stock Issuance                   1,000,000            --

  Net Cash - Financing Activities         2,577,000        23,000
                                        -----------   -----------

  Net Increase [Decrease] in Cash         1,019,000      (266,000)

Cash - Beginning of Years                    75,000       341,000
                                        -----------   -----------

  Cash - End of Years                   $ 1,094,000   $    75,000
                                        ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                             $   167,000   $    53,000
   Income Taxes                         $        --   $        --

See Notes to Consolidated Financial Statements.

LAFAYETTE INDUSTRIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



Supplemental Disclosures of Noncash Investing and Financing Activities:
During the year ended December 31, 1996:
  [1] - Acquired Televend, Inc., and in conjunction therewith, recorded assets of $33,000, [including cash of $10,000], and liabilities of $204,000.
  [2] - Effected a reverse acquisition between SES Holdings Corp. and Lafayette Industries, Inc. and in conjunction therewith recorded assets of $619,000, [including cash of $20,000], and liabilities of $3,392,000.
  [3] - Converted $4,000,000 of subordinated debt due to affiliates into preferred stock.

During the year ended December 31, 1995:
  [1] - Acquired equipment under capital lease obligations with a net present
value of $63,000.   [2] - Acquired WWR Technology, Inc., and in conjunction
therewith, recorded assets of $3,628,000 and liabilities of $3,674,000.



See Notes to Consolidated Financial Statements.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


[1] Basis of Presentation, Organization and Nature of Operations

On December 20, 1996, Lafayette Industries, Inc., (the "Company" or "Lafayette"), acquired all of the issued and outstanding capital stock of SES Holdings Corp., ("SESH"), (which at the date of the acquisition was an 80% owned subsidiary of SIS Capital Corp., ("SISC"), which is a wholly owned subsidiary of Consolidated Technology Group, Ltd., a publicly held company) and issued 1,000 shares of Class A preferred stock which is convertible at a ratio that will give SISC a 65% ownership of Lafayette's fully diluted common stock upon stockholder approval of an increase in the authorized number of common shares of Lafayette. Contemporaneously with the reverse acquisition, Lafayette issued 1,000 shares of Class B preferred stock which has a redemption value of $6,750,000. The Class B preferred stock was issued as payment to SISC for $4,000,000 of subordinated debt due to SISC and in exchange for the cancellation of $2,750,000 of preferred stock of the underlying entities of SESH which was held by SISC.

The Class A Preferred shares issued are treated as issued by SESH for cash and are shown as outstanding for all periods presented in the same manner as for a stock split. The consolidated financial statements will reflect the results of operations of the Company and SESH from the date of merger onward. The consolidated financial statements prior to the date of merger reflect the results of operations and financial position of SESH. Pro forma information on this transaction is not presented as, at the date of this transaction, the Company was considered a public shell and, accordingly, the transaction was not considered a business combination. The Company's prior principal business, which was principally the manufacture and sale of store fixtures, has been discontinued.

As a result of the acquisition of SESH, the principal business of the Company became the business of SESH. SESH was organized in 1994 as a wholly-owned subsidiary of SISC, a non-public holding company owned 100% by Consolidated Technology Group, Ltd, ("Consolidated"), a publicly held holding company. As of December 31, 1996, SESH's subsidiaries consist of Sequential Electronic Systems, Inc. ("SES"), S- Tech, Inc., ("S-Tech"), WWR Technology, Inc., ("WWR"), Televend, Inc., ("Televend") and FMX, Corp., ("FMX").

SES was organized during 1986 as a wholly-owned subsidiary of Consolidated. SES took over all of the manufacturing assets and related liabilities of the precision electronic instrument operations of Consolidated. During 1990, all of Consolidated's shares and notes in SES were assigned to SISC. During 1994, the stock of SES was transferred to SESH from SISC. SES is primarily engaged in the manufacture of electro-mechanical and electro-optical devices. Sales are made to customers throughout the United States.

S-Tech was organized as a wholly-owned subsidiary of Consolidated. During 1990, all of Consolidated's shares in S-Tech were assigned to SISC. During 1994, the stock of S-Tech was transferred to SESH from SISC. S-Tech is primarily engaged in the manufacture and assembly of aircraft instruments and vending devices for sale to commercial and governmental institutions. Sales are made to customers throughout the United States.

WWR was incorporated in 1992 for the acquisition of certain assets of the professional audio speaker business of Klipsch and Associates, Inc. During 1993, all of the stock of WWR was acquired by and operated as a business segment of Trans Global Services, Inc., ("Trans Global"), a publicly held company. During 1995, Trans Global, a subsidiary of Consolidated, sold all of the stock of WWR to SESH. WWR is primarily engaged in the manufacture of a professional line of audio speaker products. Sales are made to customers throughout the world.

Televend was organized in December 1995 as a wholly owned subsidiary of SISC and effective April 1, 1996, the stock of Televend was transferred to SESH. Televend has developed and markets a line of telephone cards for general use. Televend intends to ultimately sell the telephone cards using S-Tech's telephone calling card vending machines and is currently selling the cards through an independent network of sales representatives.

FMX was organized in 1995 and is a 51% owned subsidiary of SESH. The only employee and founder of FMX owns or controls the remaining 49% of FMX. FMX is a development stage company which designs, develops and integrates all of the critical building blocks of a Fingerprint ID System.

The Company's principle business prior to the acquisition of SESH was the design, manufacture and sale of customized store fixtures and merchandising systems, through certain wholly owned subsidiaries. The Company's business focus prior to the acquisition of SESH was to capitalize on its expertise in the design and sale of store fixtures and merchandising systems by expanding its sales force and by increasing its manufacturing operations to become a company with a national market presence. As it became evident that the Company would not be able to operate profitably, it sought a business opportunity which it felt it could develop into a profitable business. Following this strategy, Lafayette implemented plans to discontinue all of its prior business operations and entered into an agreement to purchase SESH.

The acquisition of SESH was accounted for as a reverse acquisition, with SESH being the surviving company for accounting purposes. In accounting for the reverse acquisition, the equity of SESH, as the surviving company, and Lafayette, as the acquired company, was recapitalized as of December 31, 1996.

The balance sheet information at December 31, 1996 reflects the consolidated financial position of the Company with SESH as the surviving entity. The statement of operations and the statement of cash flows for the years ended December 31, 1996 and 1995 reflect the operations of SESH, the successor corporation. Accordingly, the financial information presented in the Company's Form 10-KSB for the year ended December 31, 1996 is not comparable with its Form 10-KSB for the year ended December 31, 1995, which reflected only the prior Lafayette business.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The Company's consolidated financial statements include the accounts Lafayette Industries, Inc. and SESH and its affiliates, SES, S-Tech, WWR, Televend and FMX. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents at December 31, 1996.

Inventories - Inventories consist of raw materials, work-in-process and finished goods. Raw materials are valued at the lower of cost (average price) or market. The work-in-process and finished goods represent accumulated costs of raw materials, direct labor and factory overhead on current work orders. Costs accumulated under government contracts are net of progress payments. Management has established an estimated reserve for obsolescence as of December 31, 1996. Management feels that the remaining value of the inventory is reasonable and that no further reserve is needed. This is based upon the existence of contracts and projected sales which will require a portion of this inventory and the expectation of future similar type contracts. Actual results could differ from these estimates.

Property, Plant and Equipment and Depreciation - Property, plant and equipment are stated at cost less accumulated depreciation. The cost of equipment held under capital leases is equal to the fair value of the leased property at the inception of the lease. Depreciation is computed generally by the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives which range from five to seven years. Amortization of capitalized leases is included with depreciation expense. Leasehold improvements are amortized over the lesser of the improvements useful life or the term of the lease.

Investments - The Company maintains its investments in common stock in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain investments that have readily determinable fair values to be categorized as either trading, available-for-sale, or held-to-maturity. All of the Company's equity investments in common stock are categorized as available-for-sale and are recorded at fair value with unrealized gains and losses recorded as a separate component of shareholders' equity. Additionally, available-for-sale investments that are deemed to be permanently impaired are written down to fair market value and such write down is charged to earnings as a realized loss.

Trademark - The acquired trademark of WWR was valued at acquisition based on fair value and is being amortized on a straight-line basis over 25 years. This acquired trademark gives WWR a nonexclusive trademark license for the use of Klipsch and Associates trademark "Klipsch" for use with various professional loudspeaker products provided that the trademark is used only in connection with professional loudspeakers. Klipsch and Associates' predecessor was incorporated during the 1940's and has an established name as a leader in loudspeaker design and innovation. Management believes that the acquisition of the Klipsch Professional product line gives WWR one of the most long- established and recognizable brand names in the industry. WWR is currently defending its right to continue the use of such trademark. The Financial Accounting Standards Board ["FASB"] has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," addressing the accounting for the impairment of long-lived assets that will be held and used, including certain identifiable intangibles. Management of the Company evaluates the period of amortization for the trademark to determine whether latter events and circumstances warrant revised estimates of useful lives. This evaluation is done by comparing the carrying value of the trademark to the value of projected cash flows from the related operations (undiscounted and without interest charges). Impairment is recognized if the carrying value of the trademark is greater than the projected cash flows for related operations. Management does not believe that there is any impairment of the trademark at December 31, 1996.

Organization Costs - Organization costs are recorded at cost and are being amortized on a straight-line basis over five years.

Deferred Financing Costs - Deferred financing costs are amortized over the life of the related debt which is three years. However, the life may be reduced pending resolution of the debt default [See Note 12].

Warranties - WWR provides customers with various warranties and therefore is exposed to the risk that its ultimate warranty liability may exceed amounts accrued in the accompanying financial statements. Management believes that future warranty payments in excess of such amounts accrued, if any, will not have a significant impact on the Company's financial position and results of operations. At December 31, 1996, WWR has approximately $15,000 accrued for estimated warranty liabilities which amount is included with accrued expenses. Actual results may differ from amounts accrued.

Revenue Recognition - Sales and profits under all fixed price type contracts are accounted for under the unit of delivery method. Under the unit of delivery method, sales and profits are recognized in proportion to the number of units shipped in relation to total units ordered. Anticipated losses on contracts in progress are charged to operations as soon as such losses can be determined. Revenues not generated under fixed price type contracts are recognized when product is shipped. The Company reserves amounts against revenues for estimated product returns and sales discounts.

Research  and  Development  -  Research  and  development  expense  approximated
$262,000  and  $87,000  for  the  years  ended   December  31,  1996  and  1995,
respectively.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of its customers establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with a high credit quality financial institution. The amount on deposit that exceeds federally insured limits is subject to credit risk. At December 31, 1996, the Company had approximately $150,000 deposited in excess of federally insured limits. Revenues from two U.S. government agencies approximated to $321,000 and $893,000 and comprised approximately 5% and 20% of the total revenues for the years ended December 31, 1996 and 1995, respectively. Sales to the two U.S. Government Agencies were made by the Electra-Mechanical and Electro-Optical Products Manufacturing Segment.

Advertising - The Company expenses advertising costs as incurred.
 Advertising expense approximated $176,000 and $86,000 for the years ended December 31, 1996 and 1995, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options Issued to Employees - The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

Fair Value of Financial Instruments - Generally accepted accounting principles require disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, trade receivables and trade payables and officer advances, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. For long-term investment in marketable securities, fair value is estimated based on current quoted market price. It was not practicable to estimate the fair value of long-term debt, and amounts due to affiliated companies, due to the substantial uncertainties involved, such as resolution of the various debt defaults and litigation to which the Company is a party.

Loss Per Share - Loss per share of common stock is based on the weighted average number of common shares outstanding for the period presented, plus the number of shares issued in the reverse merger, as if they were outstanding for all periods presented and assuming conversion of the Class A Preferred Stock into Common Stock. Common stock equivalents are included in the computation when their effect is dilutive.

[3] Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained losses since inception and has an accumulated deficit at December 31, 1996 of approximately $6.5 million. In addition, it is party to various litigation and is in default on substantially all of its debt. The ability of the Company to continue as a going concern is dependent upon the success of the Company's marketing efforts, access to sufficient funding to enable it to continue operations and its ability to resolve litigation favorably. The ability of the Company to effect its transition, ultimately, to profitable operations is dependent upon obtaining adequate financing and achieving a level of revenues to support its cost structure. The failure of the Company to generate revenues at a level in excess of its ongoing expenses may force the Company to reduce or cease operations. Management plans to increase revenues of WWR by way of a sound marketing plan to increase the domestic dealer base and by concentrating on its international distribution. Furthermore, WWR plans to release a new "high tech" range of loudspeakers to gain attention to the line and increase its worldwide market share. SES and S-Tech plan to increase revenues through the introduction of new products and through revenues which are expected to be generated in connection with certain development agreements. Management is also in the process of obtaining financing through financial institutions and other sources. To date, no financing has been obtained other than that discussed in Note 24A.

There can be no assurance that management's plans to reduce operating losses or obtain additional financing to fund operations will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



[4] Receivables
Accounts receivable consist of the following as of  December 31, 1996:
      Trade accounts receivable                 $682,000
      Less - Allowance for bad debts             51,000
      Receivables, net of allowances            $631,000

[5] Inventories

Inventories as of December 31, 1996 are as follows:

      Finished goods                            $ 69,000
      Work-in-process                             1,663,000
      Raw materials                             2,174,000
                                                ---------
      Total                                     3,906,000
      Less:  Reserve for obsolescence           (781,000)
                                                --------
      Inventories, net                          $3,125,000
                                                ==========

During the years ended December 31, 1996 and 1995, approximately $381,000 and $470,000, respectively, was charged to operations for the write-off of obsolete inventory.

[6] Loan Receivable, Related Party

The Company is owed $85,000 for non-interest bearing advances to a director of the Company. Such amount is expected to be collected during 1997.

[7] Plant, Plant and Equipment and Depreciation

Property, plant and equipment and accumulated depreciation as of December 31, 1996 are as follows:

      Machinery and equipment                   $1,672,000
      Vehicles                                    25,000
      Tools and dies                             654,000
      Furniture and fixtures                     288,000
      Leasehold improvements                     163,000
      Computer equipment                          10,000
      Equipment under capital lease obligations   326,000
      Total cost                                  3,138,000
      Less: Accumulated depreciation            (2,643,000)
                                                  --------
      Property, plant and equipment, net      $    495,000

Depreciation expense charged to operations approximated $240,000 and $56,000 for 1996 and 1995, respectively.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



[8] Notes Receivable

In December 1996, the Company accepted assignment of a purchase mortgage loan. The loan bears interest at prime plus 2% (an effective rate of 10.25%) and matures on May 1, 2002. Maturities on this note are as follows:

      1997                                      $ 49,000
      1998                                        98,000
      1999                                        98,000
      2000                                        98,000
      2001                                        98,000
      Thereafter                                  49,000
                                                --------
         Total                                  $490,000

The entire balance of this note receivable has been classified as long-term as the collection of this note receivable in 1997 is uncertain due to pending legal issues [See Note 22].

[9] Investment in Common Stock

As of December 31,1996, the Company's investment in common stock consists of 1,060,000 shares of Trans Global Services, Inc. (See Notes 14, 17 and 24) :

    Cost basis                                  $1,546,000
     Net unrealized holding gain included as a
     separate
        component of shareholders' equity        442,000
     Fair Value                                 $1,988,000

[10] Intangible Assets

Intangible assets as of December 31, 1996 are as follows:

      Trademark                                 $429,000
      Less:  Accumulated amortization            (61,000)
                                                --------
      Trademark, net                            $368,000
                                                ========

      Organization costs
        (included in other assets)               67,000
      Less:  Accumulated amortization            (57,000)
      Organization costs, net                   $ 10,000

      Deferred financing costs                  $526,000
      Less: Accumulated amortization             (57,000)
                                                --------
      Deferred financing costs, net             $469,000
                                                ========

Amortization expense charged to operations was $28,000 for both years ended December 31, 1996 and 1995.

The deferred financing costs represent warrants issued in connection with the convertible debentures which are in default as of December 31, 1996. Therefore, if the default is not cured, these costs will be charged to operations in the future period [See Note 13].

[11] Due to Related Party

The amount due to a related party represents short-term advances made to the Company by a director of the Company and his wife. The advances are non-interest bearing and were made through several entities in which the directors hold a controlling interest.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


[12] Notes Payable

Notes payable is comprised of the following as of December 31, 1996:

[A]   Note payable to Rosenthal and Rosenthal payable in quarterly
        installments, due November 1999, currently in defaul          $  458,000

    Note payable to Small Business Administration, currently in default.153,000

      Note payable to National Westminster bank, USA payable in
        monthly installments of $20,000 at  prime plus 2%, [an effective
        rate of 10.5%] at December 31, 1996, due March 20, 1997.          8,000

[B]   Note payable to AllState Financing
        The note carries an effective interest rate
        of 24.5% at December 31, 1996.                                  217,000

[C]   Note payable to former stockholder, requires monthly interest payments at 13.5% with the principal due November 1997, currently
        in default.                                                      325,000

      Total notes payable                                              1,161,000
      Current portion                                                 1,161,000
                                                                      ---------
      Long-term portion                                               $      --
                                                                      =========

[A] The note payable to Rosenthal is guaranteed by Sunbelt Fixtures and Lafayette Products (pre reverse merger subsidiaries of Lafayette). The note agreement includes covenants which include among others, covenants restricting dividend payments and requiring a stated net worth. At December 31, 1996, the Company was in default of a negative covenant preventing mergers with outside parties and a covenant requiring consolidated net worth in excess of $1,000,000. Additionally, the Company failed to make a required payment in the first quarter of 1997. Due to the above defaults, the interest rate is increased by 3% per annum (effective rate of 13.25%).

[B] In 1996, the Company entered into an agreement to sell its accounts receivable with recourse to a financing company for cash. Since the future obligation under the recourse provisions cannot be reasonably estimated, the amount of cash received under the agreement is recorded as a liability. The amount received was $215,000 for fiscal 1996. The financing agreement is collateralized by substantially all the assets of WWR.

[C] The note payable to a former stockholder is collateralized by accounts receivable and is guaranteed by Consolidated, Trans Global Services, Inc. and others. The note agreement includes covenants which include, among other covenants, restrictions on dividend payments and borrowings of additional debt. As of December 31, 1996, a required monthly interest payment on this note was paid late and caused said note to be in default.

[13] Convertible Debentures

At December 31, 1996, the Company had outstanding $700,000 of convertible debentures. These debentures bear interest at 8-1/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4.00 per share or a specified percentage of the market value of the stock on the day immediately preceding the conversion date. The debentures are due in April and July of 1998. The Company issued detachable warrants in conjunction with the debentures. Each debenture was issued with one such warrant for the purchase of 8,333 shares of common stock at $2.00 per share. The warrants expire in 1999. The value of the warrants is recorded as a discount on bonds which offsets the amount of the liability under the debentures. At December 31, 1996, the amount of unamortized discount was approximately $259,000.

The Company is in default at December 31, 1996 for accrued interest on the convertible debentures of approximately $35,000.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


[14] Subordinated Notes Payable to Affiliated Companies

SIS Capital Corp.                               $  2,187,000
The Trinity Group                                  557,000
                                                ----------
                                                $2,744,000

SIS Capital Corp. - SIS Capital Corp. owns a controlling interest in the Company and such amounts have arisen from cash advances and intercompany charges to the Company's subsidiaries. The subordinated debt has no specified repayment provisions. Of the total amounts due to SISC, $1,109,000 bears interest at 10%, $75,000 bears interest at 8% and $1,560,000 is non-interest bearing. Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of the subordinated amounts due to affiliate. In addition, the Company has pledged its investment in Trans Global Services, Inc. as collateral on this obligation [See Note 9].

The Trinity Group - The amounts owed to The Trinity Group are for unpaid consulting fees for services provided to the Company's subsidiaries. The Trinity Group is a wholly owned subsidiary of Consolidated which is the parent company of SISC. There are no specified repayment terms and the amounts owed are non-interest bearing.

[15] Lease Obligations

Capitalized Lease Obligations - The Company leases equipment and vehicles under noncancellable capital leases which are collateralized by equipment and vehicles having cost of $326,000 and accumulated amortization of $283,000 at December 31, 1996.

Future minimum payments under capitalized lease obligations are as follows as of December 31, 1996:

      1997                                      $  125,000
      1998                                          22,000
      1999                                          12,000
      2000                                           2,000
      Total future minimum lease payments          161,000
      Less:  Amount representing interest           (8,000)
      Net present value of minimum lease payments  153,000
      Current portion of obligations under capital
      leases                                       119,000
      Long-term portion of obligations under
      capital leases                                 34,000

Included in the 1997 obligations is approximately a $100,000 lease obligation which is in default.

Operating Lease Obligations - SES leases equipment under noncancellable operating leases expiring in 1997. SES currently is on a month to month lease on its primary facility. S-Tech leases a facility under a noncancellable operating lease expiring in 1997 and such lease includes a renewal option for an additional two years. WWR leases its manufacturing and administrative facility and certain office and computer equipment under noncancellable operating leases expiring in 1999.

Minimum future rental payments under noncancellable operating leases having a remaining term in excess of one year are as follows as of December 31, 1996:

         1997                                   $   91,000
         1998                                       77,000
         1999                                       45,000
                                                ----------
      Total minimum rental commitments           $  212,000
                                                 ==========

Rental   expense  for  1996  and  1995   approximated   $252,000  and  $245,000,
respectively.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


[16] Income Taxes

The Company and its consolidated subsidiaries apply the provisions of
 Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

The major components of deferred income tax asset and liabilities are as follows:

      Deferred Tax Liability
        Marketable securities                   $ (199,000)
                                                ----------
      Deferred Tax Asset
        Reserves and allowances                    410,000
        Stock based compensation                   268,000
        Net operation loss carry forwards         2,430,000
                                                -----------
        Total Deferred Tax Assets                3,108,000
                                                ----------
      Net Deferred Tax Asset Before
        Valuation Allowance                      2,909,000
        Valuation Allowance                     (2,909,000)
                                                ----------
        Net                                     $       --
                                                ==========

The Company recorded an increase in its valuation allowance of $1,244,000 over the allowance at December 31,1995.

The Company has a net operating loss carry forward of approximately $5,400,000 of which approximately $700,000 will expire in 2009, $2,400,000 in 2010 and $2,300,000 in 2011.

[17] Acquisitions

WWR Technology, Inc.:

Effective September 30, 1995, the Company purchased all of the stock of WWR Technology, Inc. from Trans Global Services, Inc., ("TGS"), a subsidiary of Consolidated in exchange for the repayment of approximately $2,100,000 of subordinated notes payable that WWR owed to TGS. The repayment of such intercompany debt was satisfied by the issuance of certain preferred convertible stock by Consolidated to TGS through SISC. As a result of this repayment, WWR, effective as of September 30, 1995, effectively replaced subordinated notes payable to TGS with subordinated notes payable to SISC.  At the time of the purchase, WWR's liabilities exceeded its assets by $1,545,923 and TGS issued 1,060,000 shares of its common stock to the Company which was valued at
 $1,545,923 at the time of issuance. As a result of the transaction, all historical asset and liability balances, which approximate fair market value, were retained and no goodwill was recorded. The underlying assets and liabilities acquired are as follows:

      Assets:
      Cash                                      $   47,000
      Accounts receivable                          474,000
      Inventories                                  810,000
      Property, plant and equipment                344,000
      Trademark                                    386,000
      Other assets                                  69,000
      Liabilities:
      Accounts  payable and accrued expense         732,000)
      Notes payable and capital lease  obligation   (567,000)
       Subordinated  notes  payable  to  affiliate  (2,375,000)
          Value of common stock received from TGS
        which is included in investments on the
        Company's balance sheet                          $  1,546,000
                                                         ============

The transaction was accounted for using the purchase method of accounting and WWR's operating activity is included in the Company's statement of operations since September 30, 1995.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
------------------------------------------------------------------------------


Televend Inc.:

Effective April 1, 1996, SISC transferred all of its ownership in Televend's common stock to SESH. At the date of the transfer, Televend's accumulated deficit was $171,000 for which SESH received a reduction in the subordinated amounts due to SISC of $171,000. The underlying assets and liabilities acquired are as follows:

      Assets:
        Cash                                    $ 10,000
        Inventories                               19,000
        Property, plant & equipment, net           4,000
      Liabilities:
        Accounts payable and accrued expenes    (49,000)
        Subordinated debt                       (155,000)

      Reduction of subordinated debt to SISC    $171,000

For accounting purposes, Televend's operating activity is included in the Company's statement of operations since March 31, 1996.

FMX Corp.:

Effective January 1, 1996, SISC transferred its ownership in the FMX Corp. equity to SESH. All material operating activity of FMX did not occur until 1996 and as such no assets or liabilities existed at the date of the transfer and the Company's statements of operations includes all of the operating activity of FMX.

Pro Forma Results:

The following pro forma unaudited  results assume that the above acquisitions occurred at the beginning of the indicated periods:
                                    December 31,
                                  1 9 9 6       1 9 9 5
                                  -------       -------

      Revenues                $6,145,000   $7,031,000
      Net Loss                $(3,103,000) $(3,806,000)
      Net Loss Per Share      $           ($           (.16)

The pro forma information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effective at the beginning of the indicated periods or of the future results of operations.

[18] Related Party Transactions

During 1996, SES received consulting services from The Trinity Group, an unconsolidated affiliate. The Company's statement of operations includes consulting expense of $127,000 in each of the years ended December 31, 1996 and 1995 for such services.

[19] Industry Segments

Since December 20, 1996, the principal business of Lafayette Industries, Inc., (the "Company" or "Lafayette") has consisted of four primary business segments:
(1) Audio Products Manufacturing which consists of a subsidiary that manufactures and sells a professional line of loudspeakers; (2) Electro-Mechanical and Electro-Optical Products Manufacturing which consists of subsidiaries that manufacture and sell products such as devices that measure distance and velocity, instrumentation devices and debit card vending machines;
(3) Prepaid Telephone Calling Cards, which consists of a subsidiary that sells telephone debit cards; and (4) Fingerprint Identification Products which consists of a subsidiary that is developing a fingerprint identification system. The following provides certain information regarding the Company's business segments for 1996 and 1995.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



Revenues                                               1996        1995
Audio Products Manufacturing                       $3,308,000    $ 626,000
Electro-Mechanical and Electro-Optical
 Products Manufacturing                              378,000     3,862,000
Prepaid Telephone Calling Cards                      387,000            --
Fingerprint Identification Products                       --            --
                                                   $6,073,000    $4,488,000

Loss from Operations                                   1996        1995
Audio Products Manufacturing                       $(751,000)    $(437,000)
Electro-Mechanical and Electro-Optical Products
 Manufacturing                                      (1,557,000)   (900,000)
Prepaid Telephone Calling Cards                     (268,000)           --
Fingerprint Identification Products                 (189,000)           --
Corporate and Other                                   (8,000)           --
                                                   $(2,773,000)  $(1,337,000)


Capital Expenditures                                   1996         1995
                                                       ----         ----
Audio Products Manufacturing                       $ 103,000     $  68,000
Electro-Mechanical and Electro-Optical Products
Manufacturing                                               --      3,000
Prepaid Telephone Calling Cards                        6,000            --
Fingerprint Identification Products                    1,000            --
Corporate and Other                                       --            --
                                                   ---------     ---------
                                                   $ 110,000     $  71,000
                                                   =========     =========

Depreciation & Amortization                            1996        1995
Audio Products Manufacturing                       $ 201,000     $  47,000
Electro-Mechanical and Electro-Optical Products
 Manufacturing                                         65,000       37,000
Prepaid Telephone Calling Cards                        1,000            --
Fingerprint Identification Products                    1,000            --
Corporate and Other                                       --            --
                                                   $ 268,000     $  84,000
                                                   =========     =========


                                                      At
                                                   December 31,
                                                      1996
Identifiable Assets
Audio Products Manufacturing                       $1,478,000
Electro-Mechanical and Electro-Optical Products
 Manufacturing                                      3,245,000
Prepaid Telephone Calling Cards                      119,000
Fingerprint Identification Products                   27,000
Corporate and Other                                4,047,000

                                                   $8,916,000

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------



[20] Capital Stock Transactions

The accompanying footnotes [A] through [G] detail stock transactions of Lafayette prior to the reverse acquisition discussed in Note 1 and are presented for informational purposes.

[A] In connection with a consulting agreement entered into in March 1996, the Company conveyed a common stock purchase warrant, for which the consultant paid $13,000, which entitled the consultant to purchase 130,000 shares of the Company's common stock at a price of $2.625 per share. In May 1996, the consultant exercised such warrant and purchased 130,000 shares of common stock which yielded the Company net proceeds [after deducting issuance costs] of $307,000.

[B] On April 17, 1996, the Company received $160,000 in exchange for two 8.5% promissory notes with a face value of $80,000 each. These notes also gave the holders the right to acquire an aggregate of 160,000 shares of the Company's common stock at a price of $.25 per share, which rights were exercised at the time of execution of the notes. In June 1996, the holders, in accordance with the provisions of the notes, as amended, converted the principal amount of the notes to 320,000 shares of common stock.

[C] In May 1996, the Company issued 8.5% promissory notes in the aggregate amount of $320,000, these notes being convertible to shares of the Company's common stock at a price of $.50 per share. The holders of these notes were also given the right to purchase an aggregate of 400,000 shares of the Company's common stock at a price of $.50 per share, which rights were exercised prior to June 30, 1996. In July 1996, the holders converted the $320,000 promissory notes to 640,000 shares of the Company's common stock at a price of $.50 per share.

[D] During the second quarter, 983,000 shares previously held in escrow, which were not released, were returned to the Company and canceled.

[E] During the period of May 1996 through July 1996, $1,025,000 in convertible debentures were sold of which $325,000 were converted to 182,918 shares of common stock. These debentures bear interest at 8-1/2% per annum and are convertible at a conversion price per each share of common stock equal to the lesser of $4 per share or a specified percentage of the market value of the common stock on the day immediately preceding the conversion date. The debentures are due in April and July of 1998.

[F] In July 1996, 57,000 shares of the Company's common stock were issued to consultants in return for services rendered. [G] In August 1996, 2,000,000 shares of common stock were issued at $.25 per share pursuant to Regulation S of the Securities Act of 1933.

[H] In December 1996, the Company sold an aggregate of 4,000,000 shares of common stock at $.25 per share, for a total of $1,000,000 to four offshore investors pursuant to Regulation S of the Securities Act of 1933. Each investor purchased 1,000,000 shares of common stock for $250,000. No underwriter was involved in connection with such issuances and no brokerage or underwriting fees or commissions were paid.

[I] On December 20, 1996, SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group, Ltd. ["Consolidated"], DLB, Inc. ["DLB"] and Lewis S. Schiller, the sole stockholders of SES Holdings Corp. ["SESH"], transferred all of the issued and outstanding capital stock of SESH to the Company pursuant to an agreement dated as of December 20, 1996, among SISC, DLB, Mr. Schiller and the Company, in exchange for shares of two newly-created classes of the Company's preferred stock, the Class A Convertible Preferred Stock ["Class A Preferred Stock"] and the Class B Redeemable Preferred Stock ["Class B Preferred Stock"] [See Note 1].

The Class A Preferred Stock provides for annual non-cumulative dividends of $100 per share which, at the Company's election, can be paid in Company common stock. The Class A Preferred Stock carries one vote per share and the Class A Preferred Stockholders have the right to elect one director. The Class A Preferred Stock automatically converts to a number of shares of common stock based on a formula which gives the Class A Preferred Stockholders a 65% ownership [approximately 20,500,000 shares at December 31, 1996] of the Company upon stockholder approval of an amendment to the Company's certificate of incorporation to allow for at least 80,000,000 shares of common stock. The Class A Preferred Stock has a liquidation preference of $100 per share or $100,000 in the aggregate. The Class A Preferred Stock participates equally with the Class B Preferred Stock as to dividends, liquidation and dissolution.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------


SISC received 80% of the shares of Class A Preferred Stock and all of the shares of Class B Preferred Stock. DLB and Schiller, each of whom owned 10% of the outstanding common stock of SESH, did not receive the shares of Class A Preferred Stock issuable in respect of their shares of SESH common stock, but received the right to receive, at the time the Company's common stock is issuable to SISC upon conversion of its Class A Preferred Stock, the number of shares of Common Stock which would have been issuable to them if they held the Class A Preferred Stock issuable in respect of their shares of SESH common stock. In addition, SISC holds a warrant to acquire, for nominal consideration, 15% of the common stock of each of Lafayette's [formerly SESH's] subsidiaries under certain conditions.

SESH's common stock was owned by SISC [80%], DLB [10%] and Mr. Schiller [10%].
 DLB is owned by Ms. Carol Schiller, wife of Mr.Lewis S. Schiller, the Chairman of the Board and Chief Executive Officer of Consolidated, SISC and SESH.
Mr. Schiller disclaims beneficial interest in DLB or in any securities owned by DLB. Mr. Schiller acquired his stock in SESH pursuant to his employment agreement with Consolidated.

Although the Class A Preferred Stock is entitled to one vote per share, upon the conversion of the Class A Preferred Stock, SISC, DLB and Mr. Schiller would receive such number of shares of Common Stock as equals 65% of the outstanding Common Stock, on a fully-diluted basis after giving effect to the issuance of the Company's Common Stock upon such conversion and all shares of the Company's Common Stock reserved for issuance, including shares reserved for issuance pursuant to certain anticipated financings, including the Regulation S. Accordingly, the issuance of the Series A Preferred Stock and the issuance of the Common Stock upon conversion of the Class A Preferred Stock results in a change in control of the Company.

[J] Class B Redeemable Preferred Stock - The Class B Preferred Stock is non-voting and provides for annual non-cumulative dividends of $100 per share which, at the Company's election, can be paid in Company common stock. The Class B Preferred Stock has a redemption value of $6,750 per share or $6,750,000 in the aggregate. The Class B Preferred Stock may be redeemed, in whole or in part, at any time commencing March 1, 1997. Until all shares of the Class B Preferred Stock have been redeemed the Company must apply 25% of the net proceeds from any equity sales subsequent to March 1, 1997, and commencing December 31, 1997, the greater of 25% of the Company's income before taxes or cash flow from operations, as defined, in excess of $250,000 to the redemption of the Class B Preferred Stock. The Class B Preferred Stock has a liquidation preference of $6.75 per share or $6,750 in the aggregate.

[21] Stock Options and Warrants

Under the Company's employee incentive stock options plan, options to purchase stock were granted to employee beginning in 1994. The options vest over a five year period and have a contract life of 10 years.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, for stock options issued to employees in accounting for its stock option plans. No compensation expense has been recognized for the Company's stock-based compensation plans. The exercise price for all stock options issued to employees during 1996 and 1995 was equal to the market price of the Company's stock at the date of grant.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------



A summary of the activity under the plan is as follows:
                                                                   Weighted
                                                       Weighted     Average
                                                        Average    Remaining
                                                       Exercise   Contractual
                                             Shares      Price       Life

Balance - December 31, 1994                   172,500 $    6.00

Granted  426,500                                 4.22
Exercised                                          --        --
Forfeited/Expired                                  --        --
                                           ---------- ---------

Outstanding - December 31, 1995               599,000      4.73
-------------------------------

Granted                                            --        --
Exercised                                          --        --
Forfeited/Expired                            (250,500)    (4.34)
                                           ---------- ---------

Outstanding - December 31, 1996               348,500 $    4.97    7.13 Years
-------------------------------            ========== =========    ==========

Exercisable - December 31, 1996                    --        --          --
-------------------------------            ========== =========    ========

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased, on a pro forma basis, by approximately $120,000, or $.01 per share for the year ended December 31, 1996 and by approximately $150,000, or $.01 per share for the year ended December 31, 1995. The weighted average fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $-0- and $4.22 for the years ended December 31, 1996 and 1995, respectively using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                             December 31,
                                          1 9 9 6      1 9 9 5

Risk-free Interest Rate                     N/A         6.36%
Expected LifeN/A                          6 Years
Expected Volatility                         N/A        292.12%
Expected Dividends                                None

Net income and net earnings per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                                           December 31,
                                       1 9 9 6        1 9 9 5
Net [Loss]:
As Reported                         $ (3,066,000)  $ (1,506,000)
                                    ------------   ------------
Pro Forma                           $ (3,186,000)  $ (1,656,000)
                                    ------------   ------------

Net [Loss] Per Share:
As Reported                         $       (.10)  $       (.06)
                                    ------------   ------------
Pro Forma                           $       (.11)  $       (.07)
                                    ------------   ------------

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


During 1996, the Company issued 499,990 stock warrants to non-employees at exercise prices below or equal to the market price at the date of grant, ranging from $2 to $3, and having a weighted average exercise price of $2.50. All of these warrants became fully vested on date of grant. The total cost of issuing these stock warrants to non-employees during 1996 is approximately $1,309,000. Of this amount, $900,000 relates to a warrant issued in conjunction with a debt issuance and is being charged to additional paid-in capital and deferred financing costs. The remaining $409,000 was for detachable warrants issued with the same debt issuance. This is also being charged to additional paid-in capital. The cost of the warrants is being amortized over 3 year life of the related debt. The weighted average fair value of stock warrants granted to non-employee during 1996 is estimated at $2.62 using the Black-Scholes option-pricing model and using a weighted average risk-free interest rate of 5.96% and a weighted average expected life of 3 years with an estimated volatility of 292%. No dividends are expected to be paid during the expected life of the warrants.

At December 31, 1996, the company has warrants outstanding and exercisable to purchase the following:

249,990 shares of common stock at an exercise price of $2 per share expiring in April 1999 250,000 shares of common stock at an exercise price of $3 per share expiring in April 1999 632,500 shares of common stock at an exercise price of $6 per share expiring in May 2004
 62,500 shares of common stock at an exercise price of $9 per share expiring in May 2004

[22] Commitments and Contingencies

Litigation

Lafayette Industries, Inc.:

The Company's prior principal business, which was the manufacture and sale of store fixtures, was discontinued in 1996. The manufacturing facilities for these operations were located in Mexico and were seized by the landlord. Although the Company is contesting the seizure, no assurances can be given that the Company will be able to realize any future benefits from these assets and has placed a reserve for the full amount of such assets.

During the year ended December 31, 1996 Lafayette either sold or closed all of its operating subsidiaries from its prior principal business. The Company and its subsidiaries, are also contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to various debt agreements, leased equipment and facilities. In connection with those transactions, the Company has been notified that it is party to various litigations, with one claim ranging up to approximately $1,600,000. The Company believes it may also be identified as a party to as yet unasserted claims which may be substantial in amount. The Company has estimated its exposure to contingent liabilities and guarantees and believes the amount could range between $300,000 and $1,600,000 and management has accrued the minimum amount of $300,000. Although management has made what it feels is its best estimate of the liabilities, the nature of the liabilities are subject to substantial uncertainty. The amount of potential additional liabilities above the $300,000 accrued can not be reasonably estimated. It is at least reasonably possible that the liability could be revised in the near term.

WWR Technology, Inc.:

There was an action pending against WWR alleging claims against WWR for unauthorized use of the Klipsch trademark. WWR denies these allegations and asserted there had been no breach of contract. This case was dismissed in 1996 by the granting of a motion for summary judgment. The plaintiff maintains the right to appeal this decision.

                       Lafayette Industries, Inc. and Subsidiaries
                        Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------



[23] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and
 Servicing of Financial Assets and Extinguishment of Liabilities."  SFAS
No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996.
 Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. SFAS No. 125 supercedes SFAS No. 77, "Reporting by
Transferors for Transfers of Receivables with Recourse." While both SFAS No.
 125 and SFAS No. 77 required a surrender of "control" of financial assets to recognize a sale, the SFAS 125 requirements of sale are generally more stringent. The Company does not recognize sales under SFAS No. 77 and, therefore, the changes in SFAS No. 125 are not expected to have a material impact on the Company.

The FASB issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[24] Subsequent Events

[A] On February 7, 1997, the Company sold an aggregate of 2,000,000 shares of Common Stock at $.25 per share, for an aggregate of $500,000 to two offshore investors pursuant to Regulation S of the Securities Act of 1934 each of which purchased 1,000,000 shares of Common Stock for $250,000. No underwriter was involved in connection with such issuances and no brokerage or underwriting fees or commissions were paid.

[B] SESH has an agreement pursuant to which SESH is to pay a The Trinity Group, Inc., a monthly management fee of $25,000 for the five-year period commencing January 1, 1997.

[C] The Company's investment in Trans Global Services, Inc. had a fair value of approximately $1,300,000 on April 4, 1997. This estimated value represents a decrease of $688,000 from the December 31, 1996 fair value of $1,988,000.

                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LAFAYETTE INDUSTRIES, INC.

Date: April 15, 1997          By:/s/ Lewis S. Schiller
                                 ---------------------
                                 Lewis S. Schiller
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                   Date


/s/ Lewis S. Schiller         President and Director  April 15, 997
Lewis S. Schiller                   (Principal Executive Officer)

/s/ Lloyd C. Robinson         Chief Financial Officer April 15, 1997
Lloyd C. Robinson             (Principal Financial and
                               Accounting Officer)

                              Director                      _______________



                              Director                      _______________

Lafayette Industries, Inc.
Index to Exhibits
December 31, 1996



EX-21.1 List of Subsidiaries of Registrant.

EX-27   Financial Data Schedule
        (filed only to the SEC in electronic format)